Form 10-Q
period 2015-03-31
LISSOME TRADE CORP.
filed 2015-05-07
CIK 1619870

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-199967

LISSOME TRADE CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

3914

(Primary Standard Industrial Classification Code Number)

(IRS Employer Identification No. 47-1549749)

Ningshanzhonglu Street No. 108, 1-25-4

                                    Huanggu District Shenyang

Liaoning. China 110031

Tel: +86-13002492783

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 7, 2015
Common Stock, $0.001	9,530,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2015 and the results of its operations for the six month period ended March 31, 2015 and its cash flows for the six month period ended March 31, 2015.

FINANCIAL INFORMATION

LISSOME TRADE CORP. BALANCE SHEETS
	MARCH 31, 2015 2014 (Unaudited)	SEPTEMBER 30, 2014
ASSETS
Current Assets
Cash	$ 22,503	$ 7,063
Total current assets	22,503	7,063

Total Assets	$ 22,503	$ 7,063
	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	Current Liabilities
Loan from director	3,542	542
Deferred revenue	5,000	-
Account payable	100	-
Total current liabilities	8,642	542
Total Liabilities	8,642	542
	Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,530,000 shares issued and outstanding (7,000,000 shares issued and outstanding as of September 30, 2014)	9,530	7,000
Additional paid-in-capital	22,770	-
Accumulated deficit	(18,439)	(479)
Total Stockholders’ Equity (Deficit)	13,861	6,521

Total Liabilities and Stockholders’ Equity (Deficit)	$ 22,503	$ 7,063

The accompanying notes are an integral part of these unaudited financial statements.

LISSOME TRADE CORP. STATEMENTS OF OPERATIONS
	Three months ended March 31, 2015 (Unaudited)	Six months ended March 31, 2015 (Unaudited)

Revenue	$ -	$ -
Expenses
General and administrative expenses	8,764	17,960
Net loss from operations	(8,764)	(17,960)
Net loss	$ (8,764)	$ (17,960)
Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	7,384,111	7,189,945

The accompanying notes are an integral part of these unaudited financial statements.

LISSOME TRADE CORP. STATEMENTS OF CASH FLOWS
Six months ended March 31, 2015 (Unaudited)
CASH FLOWS GENERATED BY (USED IN) OPERATING ACTIVITIES
Net loss	$ (17,960)
Deferred revenue	5,000
Accounts payable	100
Net cash used in operating activities	(12,860)

CASH FLOWS GENERATED BY (USED IN) FINANCING ACTIVITIES
Proceeds from sale of common stock	25,300
Proceeds from loan from Director	3,000
Net cash provided by financing activities	28,300
Net change in cash and equivalents	15,440

Cash at beginning of the period	$ 7,063
Cash at end of the period	$ 22,503

Supplemental cash flow information:

Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these unaudited financial statements.

LISSOME TRADE CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

LISSOME TRADE CORP. (the “Company”) was incorporated in Nevada on May 9, 2014.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited annual financial statements and notes. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (May 9, 2014) resulting in an accumulated deficit of $18,439 as of March 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

NOTE 2 – RELATED PARTY TRANSACTIONS

As of March 31, 2015, a Director had advance to us an amount of $3,542 by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

7 | Page

NOTE 3 –COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. In August, the Company issued 5,000,000 shares at $0.001 per share for total proceeds of $5,000. On September 5, 2014 the Company issued 2,000,000 shares at $0.001 per share for total proceeds of $2,000. In February and March 2015, the Company issued 2,530,000 shares at $0.01 per share for total proceeds of $25,300.

As of March 31, 2015, the Company had 9,530,000 shares issued and outstanding.

NOTE 4 – DEFERRED REVENUE

On January 2, 2015, the Company received deferred revenue in the amount of $5,000 for products which are to be delivered at a later date.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Lissome Trade Corp. was incorporated in the State of Nevada on May 9, 2014. We were formed to engage in the distribution of metal cookware made from stainless steel from China to the markets of Europe and Commonwealth of Independent States (CIS) countries.  We focus solely on the goods produced in China because today about 70% of manufacturing companies importing tableware to all the countries of the world are located in China. The delivery will be made to both retail chains and wholesale companies (companies-dealers, distributors). We have concluded an agreement with Chaon Chances Stainless Steel Products Factory, China for distribution of its cookware and kitchenware.

8 | Page

RESULTS OF OPERATION

We are a development stage company with limited operations.  As of March 31, 2015, we had total assets of $22,503 and total liabilities of $8,642.  Since our inception to March 31, 2015, we have accumulated a deficit of $18,439. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2015

Our net loss for the Three month period ended March 31, 2015 was $8,764. During the Three month period ended March 31, 2015, we have not generated   any revenue.

The weighted average number of shares outstanding was 7,384,111 for the Three month period ended March 31, 2015.

Six Month Period Ended March 31, 2015

Our net loss for the Six month period ended March 31, 2015 was $17,960. During the Six month period ended March 31, 2015, we have not generated   any revenue.

The weighted average number of shares outstanding was 7,189,945 for the Six month period ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015

As of March 31, 2015, our current assets were $22,503 compared to $7,063 in current assets at September 30, 2014. As of March 31, 2015, our current liabilities were $8,642. Current liabilities were comprised of $3,542 in loan from shareholder, $5,000 in deferred revenue and $100 in accounts payable.

Stockholders’ equity increased from $6,521 as of September 30, 2014 to $13,861 as of March 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Six month period ended March 31, 2015, net cash flows used in operating activities was $12,860 consisting of a net loss of $17,960, increase in deferred revenue of $5,000 and increase in accounts payable of $100.

9 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Six month period ended March 31, 2015, net cash provided by financing activities was $28,300, consisting of $25,300 from proceeds from issuance of common stock and $3,000 from loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

10 | Page

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

11 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LISSOME TRADE CORP.
Dated: May 7, 2015	By: /s/ Yuxia Song
Yuxia Song, President and Chief Executive Officer and Chief Financial Officer

12 | Page