Form 10-Q
period 2015-06-30
LISSOME TRADE CORP.
filed 2015-08-12
CIK 1619870

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 12, 2015
Common Stock, $0.001	9,530,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and the results of its operations for the nine month period ended June 30, 2015 and its cash flows for the nine month period ended June 30, 2015.

FINANCIAL INFORMATION

LISSOME TRADE CORP. BALANCE SHEETS
	JUNE 30, 2015 (Unaudited)	SEPTEMBER 30, 2014
ASSETS
Current Assets
Cash	$ 3,681	$ 7,063
Total current assets	3,681	7,063

Total Assets	$ 3,681	$ 7,063
	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from director	8,542	542
Deferred revenue	9,990	-
Account payable	75	-
Total current liabilities	18,607	542
Total Liabilities	18,607	542
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,530,000 shares issued and outstanding (7,000,000 shares issued and outstanding as of September 30, 2014)	9,530	7,000
Additional paid-in-capital	22,770	-
Accumulated deficit	(47,226)	(479)
Total Stockholders’ Equity (Deficit)	(14,926)	6,521

Total Liabilities and Stockholders’ Equity (Deficit)	$ 3,681	$ 7,063

The accompanying notes are an integral part of these unaudited financial statements.

LISSOME TRADE CORP. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30, 2015	Nine months ended June 30, 2015	For the period from Inception (May 9, 2014) to June 30, 2014

Revenue	$ -	$ -	$ -
Expenses
General and administrative expenses	28,787	46,747	475
Net loss from operations	(28,787)	(46,747)	(475)
Net loss	$ (28,787)	$ (46,747)	$ (475)
Loss per common share: Basic and Diluted	$ (0.00)	$ (0.01)	$ -
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,530,000	7,969,963	* -

* No shares of common stock issued and outstanding during this period

The accompanying notes are an integral part of these unaudited financial statements.

LISSOME TRADE CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended June 30, 2015	For the period from Inception (May 9, 2014) to June 30, 2014
CASH FLOWS GENERATED BY (USED IN) OPERATING ACTIVITIES
Net loss	$ (46,747)	$ (475)
Deferred revenue	9,990	-
Accounts payable	75	-
Net cash used in operating activities	(36,682)	(475)

CASH FLOWS GENERATED BY (USED IN) FINANCING ACTIVITIES
Proceeds from sale of common stock	25,300	-
Proceeds from loan from Director	8,000	542
Net cash provided by financing activities	33,300	542

Net change in cash and cash equivalents	(3,382)	67

Cash at beginning of the period	$ 7,063	$ -
Cash at end of the period	$ 3,681	$ 67

Supplemental cash flow information:

Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

LISSOME TRADE CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (May 9, 2014) resulting in an accumulated deficit of $47,226 as of June 30, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

As of June 30, 2015, a Director had advance to us an amount of $8,542 by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

7 | Page

NOTE 3 –COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. In August 2014, the Company issued 5,000,000 shares at $0.001 per share for total proceeds of $5,000. On September 5, 2014 the Company issued 2,000,000 shares at $0.001 per share for total proceeds of $2,000. In February and March 2015, the Company issued 2,530,000 shares at $0.01 per share for total proceeds of $25,300.

As of June 30, 2015, the Company had 9,530,000 shares issued and outstanding.

NOTE 4 – DEFERRED REVENUE

On January 2, 2015, the Company received deferred revenue in the amount of $5,000 for products which are to be delivered at a later date. In June 2015, the Company received deferred revenue in the amount of $4,990 for products which are to be delivered at a later date.

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

8 | Page

RESULTS OF OPERATION

We are a development stage company with limited operations.  As of June 30, 2015, we had total assets of $3,681 and total liabilities of $18,607.  Since our inception to June 30, 2015, we have accumulated a deficit of $47,226. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2015 compared to the period from Inception (May 9, 2015) to June 30, 2014

Our net loss for the three month period ended June 30, 2015 was $28,787 compared to $475 for the period from Inception (May 9, 2014) to June 30, 2014. During the three month period ended June 30, 2015, we have not generated any revenue.

The weighted average number of shares outstanding was 9,530,000 for the three month period ended June 30, 2015.

Nine Month Period Ended June 30, 2015

Our net loss for the nine month period ended June 30, 2015 was $46,747. During the nine month period ended June 30, 2015, we have not generated any revenue.

The weighted average number of shares outstanding was 7,969,963 for the nine month period ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015

As of June 30, 2015, our current assets were $3,681 compared to $7,063 in current assets at September 30, 2014. As of June 30, 2015, our current liabilities were $18,607. Current liabilities were comprised of $8,542 in loan from shareholder, $9,990 in deferred revenue and $75 in accounts payable.

Stockholders’ equity decreased from $6,521 as of September 30, 2014 to the deficit of $14,926 as of June 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended June 30, 2015, net cash flows used in operating activities was $36,682 consisting of a net loss of $46,747, increase in deferred revenue of $9,990 and increase in accounts payable of $75.

9 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended June 30, 2015, net cash provided by financing activities was $33,300, consisting of $25,300 from proceeds from issuance of common stock and $8,000 from loan from shareholder.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LISSOME TRADE CORP.
Dated: August 12, 2015	By: /s/ Yuxia Song
Yuxia Song, President and Chief Executive Officer and Chief Financial Officer

12 | Page