Form 10-K
period 2015-09-30
Tianhe Union Holdings Ltd.
filed 2016-01-13
CIK 1619870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

333-199967

Commission file number

TIANHE UNION HOLDINGS LIMITED

(Exact name registrant as specified in its charter)

Nevada	47-1549749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Wall Street, 28 Fl, Unit 2851 New York, NY 10005	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +646-512-5855

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒   No ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒

Aggregate market value of the Common Stock held by non-affiliates of the Company as of March 31, 2015: N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Number of shares of the registrant’s common stock outstanding as of January 5, 2016: 9,530,000 shares of Common Stock

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Tianhe Union Holdings Limited (formerly known as LISSOME TRADE CORP.), unless otherwise indicated.

PART I

Item 1. Description of Business.

Corporate Background

We were incorporated in the State of Nevada on May 9, 2014 under the name LISSOME TRADE CORP.

We originally planned to engage in the distribution of metal cookware made from stainless steel from China to the markets of Europe and Commonwealth of Independent States (CIS) countries. However, in connection with a change of control transaction that closed on August 28, 2015 and which is more fully described below under the section below titled “Change in Control”, we appointed a new executive management team and changed our planned business operations.

Change in Control

On August 10, 2015, Mr. Zaixian Wang entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with the Company’s largest shareholder, Ms. Yuxia Song, who holds 73.5% of the equity capital of the Company. Pursuant to the terms of the Purchase Agreement, Ms. Song transferred to Mr. Wang seven million shares of common stock of the Company, par value $0.001 per share (“Common Stock”) (such transaction, the “Share Purchase”). The Share Purchase was closed on August 28, 2015.

Effective August 31, 2015, Ms. Yuxia Song, who served as our President, Treasurer, Chief Executive Officer and Principal Financial and Accounting Officer, and sole director, and Mr. Mikhail Kriukov who served as our corporate secretary, resigned from their executive officer positions. Effective September 10, 2015, Our Board appointed (a) Mr. Zaixian Wang to serve as our president and director, (b) Mr. Yang Jie to serve as our Chief Executive Officer and director, (c) Mr. Huijie Gao to serve as our Chief Financial Officer, (d) Ms. Xinqian Zhang to serve as our secretary of the Board and director, (e) each of Mr. Weiliang Jie and Ms. Fengyun Yi to serve as our director.

Our company did not receive any proceeds from the transaction. In accordance with the terms of the Purchase Agreement our company at the closing of the Purchase Agreement had no assets and liabilities. Our current major shareholder anticipates funding our operating costs until additional funds can be raised. There is no assurance that we will be able to successfully raise funds.

Name Change

Effective on September 22, 2015, we changed our original name from “Lissome Trade Corp.” to “Tianhe Union Holdings Limited.” Our Board of Directors approved the changed name and deemed it better reflects the direction and business of the Company.

The name change is completed in connection with a merger pursuant to Section 92A.180 Section 1, 3, 4, and 5 of the Nevada Revised Statutes, according to which, the merger is in the form that the Company’s wholly-owned subsidiary, Tianhe Union Holdings Limited, a corporation incorporated under the laws of the state of Nevada on August 31, 2015, merged into the Company itself, having the Company as the surviving corporation. Therefore no shareholder approval for the merger and the related name change from either the parent or the subsidiary company is required. The name change became effective with OTC Markets at the opening for trading on September 22, 2015, under the new stock symbol of “TUAA”. Our new CUSIP number is 88631D 103.

Plan of Operations

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through acquisition of a business rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of Zaixian Wang, our President and director. Our company has flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze business opportunities, we will consider the following factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The cost of participation by our company as compared to the perceived tangible and intangible values and potentials;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

We do not currently engage in any business activities that provide cash flow. We intend to sell our common shares to investors to raise funds for our operating and investing cash needs. Prior to us successfully raising funds through selling our common shares, we expect our operating costs will be paid with money to be loaned to or invested in us by our stockholders or management. During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports and consummating an acquisition.

We believe we will be able to meet these costs through funds to be loaned by or invested in us by our stockholders, management or other investors.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating new products and acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which is a new-type of technology-based company aggregating independent research and development of travel service system and applications that mainly runs B2B travel business platform of all sorts.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business acquisition with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business acquisition, primarily due to our limited financing and the dilution of interest for present and prospective shareholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the process of selection of a business acquisition will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business acquisition may occur at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Government Regulations

There are no government approvals necessary to conduct our current business.

Employees

We presently have no employees apart from our management. Our officers and director are engaged in outside business activities and we anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its officers and directors at no cost. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of the Company’s property is subject to, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock obtained its ticker LSOM on April 23, 2015. On September 22, 2015, in connection with the change in the Company’s name, its ticker was changed to TUAA. Its shares of common stock are trading on OTC Markets. The table below sets forth the reported high and low bid prices for the quarterly period ended September 30, 2015. There was no trading record prior to quarter indicated below.

Per Share Common Stock Bid Prices by Quarter*

For the Fiscal Year Ended on September 30, 2015

	High*	Low*

Quarter Ended September 30, 2015	$3.00	$0.88

Holders

As of January 5, 2016, we had 28 stockholder of record.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

General

Lissome Trade Corp. was incorporated in the State of Nevada on May 9, 2014. We were formed to engage in the distribution of metal cookware made from stainless steel from China to the markets of Europe and Commonwealth of Independent States (CIS) countries. In connection with a change of control transaction that closed on August 28, 2015 and which is fully described under Item 1 “Description of Business”, we appointed a new executive management team and changed our planned business operations.

RESULTS OF OPERATION

We are a development stage company with limited operations.  As of September 30, 2015, we had total assets of $30,167 and total liabilities of $30,177.  Since our inception to September 30, 2015, we have accumulated a deficit of $32,310. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended September 30, 2015 compared to the period from Inception (May 9, 2014) to September 30, 2014

Our net loss for the year ended September 30, 2015 was $31,831 compared to $479 for the period from Inception (May 9, 2014) to September 30, 2014. During the year ended September 30, 2015, we have not generated any revenue.

The weighted average number of shares outstanding was 8,446,023 for the twelve month period ended September 30, 2015 and 7,000,000 from the inception date to September 30, 2014.

During the year period ended September 30, 2015, we incurred general and administrative expenses and professional fees of $50,438. During the period ended September 30, 2014, we incurred general and administrative expenses of $479. General and administrative and professional expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Gain on change in control is other income according to certain purchase agreement between the Company’s previous controlling shareholders (the “Seller”) and its current controlling shareholders which set forth all liabilities of the Company prior to the change in control would assumed by the Seller.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015

As of September 30, 2015, our current assets were $30,167 compared to $7,063 as of September 30, 2014. As of September 30, 2015, our current liabilities were $30,177 compared to $542 as of September 30, 2014. Current liabilities was composed of related party payable of $8,542.

Stockholders’ equity decreased from $6,521 as of September 30, 2014 to the deficit of $10 as of September 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended September 30, 2015, net cash flows used in operating activities was $2,196 consisting of a net loss of $31,831,and an increased related party payable of $9,990.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended September 30, 2015, net cash provided by financing activities was $25,300, consisting of $25,300 proceeds from issuance of common stocks.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Tianhe Union Holdings Limited

Audited Financial Statements

As of and for the years ended September 30, 2015 and 2014

8

9

To the Board of Directors and Stockholders of

Tianhe Union Holdings Limited

We have audited the accompanying balance sheet of Tianhe Union Holdings Limited (the “Company”) as of September 30, 2015 and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the year in the period ended September 30, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tianhe Union Holdings Limited as of September 30, 2015, and the results of its operations and its cash flows for the year ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses in previous years, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.

January 6, 2016	Certified Public Accountants

Tianhe Union Holdings Limited

Balance Sheets

As of September 30, 2015 and 2014

	September 30,	September 30,
	2015	2014
ASSETS

Current assets
Cash and cash equivalents	$30,167	$7,063
Total assets	$30,167	$7,063

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Related party payable	$30,177	$542
Total liabilities	30,177	542

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized; 9,530,000 and 7,000,000 shares issued and outstanding at September 30, 2015 and 2014, respectively.	9,530	7,000
Additional paid-in capital	22,770	-
Accumulated deficit	(32,310)	(479)
Total stockholders’ deficiency	(10)	6,521

Total liabilities and stockholders’ deficiency	$30,167	$7,063

The accompanying notes are an integral part of these financial statements

Tianhe Union Holdings Limited

Statements of Operations and Comprehensive Loss

For the year ended September 30, 2015 and the period from May 9, 2014 to September 30, 2014

	Year ended	May 9, 2014 to
	September 30,	September 30,
	2015	2014

Revenue	$-	$-

General and administrative expenses	50,438	479

Loss from operations	(50,438)	(479)

Gain on change in control	18,607	-

Net loss	$(31,831)	$(479)

Other comprehensive loss	-	-

Comprehensive loss	$(31,831)	$(479)

Basic and diluted loss per common share	$-	$-

Weighted average number of common shares used in per share calculations – basic and diluted	8,446,023	7,000,000

The accompanying notes are an integral part of these financial statements

Tianhe Union Holdings Limited

Statements of Changes in Stockholders’ Deficiency

For the year ended September 30, 2015 and the period from May 1, 2014 to September 30, 2014

	Common		Additional		Other	Total
	stock	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	stock	Capital	Deficit	Loss	Deficiency

Balance at inception (May 9, 2014)	-	$-	$-	$-	$-	$-
Increase in capital	7,000,000	7,000	-	-	-	$7,000
Net loss	-	-	-	(479)	-	(479)
Balance at September 30, 2014	7,000,000	$7,000	$-	$(479)	$-	$6,521

Balance at October 1, 2014	7,000,000	$7,000	$-	$(479)	$-	6,521
Increase in capital	2,530,000	2,530	22,770	-	-	25,300
Net loss	-	-	-	(31,831)	-	(31,831)
Balance at September 30, 2015	9,530,000	$9,530	$22,770	$(32,310)	$-	$(10)

The accompanying notes are an integral part of these financial statements

Tianhe Union Holdings Limited

Statements of Cash Flows

For the year ended September 30, 2015 and the period from May 9, 2014 to September 30, 2014

	Year ended	Period ended
	September 30,	September 30,
	2015	2014

Cash flows used from operating activities
Net loss	$(31,831)	$(479)

Changes in operating assets and liabilities
Increase in related party payable	29,635	542
Cash flows used in operating activities	(2,196)	63

Cash flows from financing activities
Proceeds from issuance of stock	25,300	7,000
Cash flows provided by financing activities	25,300	7,000

Decrease in cash and cash equivalents	23,104	7,063
Cash and cash equivalents – Beginning of period/year	7,063	-
Cash and cash equivalents – End of year	$30,167	$7,063

The accompanying notes are an integral part of these financial statements

Tianhe Union Holdings Limited

Notes to Financial Statements

For the year ended September 30, 2015 and the period from May 9, 2014 to September 30, 2014

1.	NATURE OF OPERATION

Tianhe Union Holdings Limited, (the “Company”) was incorporated in Nevada on May 9, 2014 as Lissome Trade Corp. The Company currently does not have any operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

(b)	Development Stage Company

The Company is development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

(c)	Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since its inception on May 9, 2014 resulting in an accumulated deficit of $32,310 as of September 30, 2015 and further losses may be incurred in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations, investments with positive returns in the future, and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

(d)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Tianhe Union Holdings Limited

Notes to Financial Statements

For the year ended September 30, 2015 and the period from May 9, 2014 to September 30, 2014

(e)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2015 the Company's bank deposits did not exceed the insured amounts.

(f)	Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity securities outstanding during the period from Inception (May 9, 2014) to September 30, 2015.

(g)	Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

(h)	Impairment of Long-Lived Assets

The Company, when applicable, continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

(i)	Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. No revenue has been earned since inception.

(j)	Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of September 30, 2015 the Company has not issued any stock-based payments to its employees.

(k)	Income Taxes

The Company follows the asset and liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(l)	Recent accounting pronouncements

In January 2015, The FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)”. This update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

1.)	Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates.

2.)	Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The Company has adopted ASU No. 2015-01 prospectively and has applied it to the presentation of the financial statements. The adoption of this standard does not have a significant effect on the Company’s financial position or results of operations.

Tianhe Union Holdings Limited

Notes to Financial Statements

For the year ended September 30, 2015 and the period from May 9, 2014 to September 30, 2014

As of January 5, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s financial statements.

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and its does not believe that the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3.	RELATED PARTY TRANSACTIONS

A certain director of the Company was owed $542 at September 30, 2014 which comprised of unsecured non-interest bearing loans made by that director. The same director further advanced funds to the Company growing to a total outstanding balance of $8,542; however, the Company underwent a change on control as the majority ownership was transferred to a new majority shareholder. Pursuant to the agreement between the previous majority shareholder and new majority shareholder, the old majority shareholder would assume all obligations owed by the Company up until the date of the ownership transfer, including the all payables owed to the director. Accordingly, the debt owed to the director was written off and the Company recognized a one-time gain of $8,542 which is included as gain on change of control in the Company’s results of operations during the year ended September 30, 2015.

The outstanding balance of $30,177 at September 30, 2015 was owed to another director who advanced funds to the Company to fund general corporate activities. The advances were non-interest bearing, due upon demand and unsecured.

4.	COMMON STOCK

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

As of September 30, 2015, the Company had 9,530,000 shares issued and outstanding.

5.	DEFERRED REVENUE

On January 2, 2015, the Company received deferred revenue in the amount of $5,000 for products which are to be delivered at a later date. In June 2015, the Company received deferred revenue in the amount of $4,990 for products which are to be delivered at a later date. The majority shareholder, upon disposition of is owner assumed all obligations, including the delivery of products and services related to unearned revenue. As of September 30, 2015, the Company no longer was liable to deliver any products or services under previous sales commitments; accordingly, the Company recorded a one-time gain of $9,990 as part of gain in change of control included on the Company’s result of operations for the year ended September 30, 2015.

6.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2015 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after September 30, 2015 for which disclosure is required.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations, so that no evaluation of controls can provide absolute assurance that all control issues are detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

Management conducted an assessment of the effectiveness of our system of internal control over financial reporting as of September 30, 2015, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on management's evaluation under the 2013 COSO framework, management concluded that the Company's internal controls over financial reporting were effective as of September 30, 2015.

Changes in Internal Controls.

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors, executive officers, as well as their ages and the positions they held, as of September 30, 2015, are set forth below. Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified. All of our officers serve at the discretion of our Board of Directors. There are no family relationships among our executive officers and directors.

Name	Age	Position
Zaixian Wang	64	Chairman of the Board, President
Yang Jie	31	Director, Chief Executive Officer
Weiliang Jie	28	Director
Fengyu Yi	48	Director

Zaixian Wang, Director and President Mr. Wang served as president of Sports Hotel since January1995. From January 1990 to December 1994, he served as manager in the Sports Hotel.

Yang Jie. Director and Chief Executive Officer Mr. Yang Jie served as president of Shenzhen Avi-trip Technology Co., Ltd, an online travel company since August 2012. From May 2003 to July 2012, he served as marketing manager of E-Long Company, an online travel company listed in US market. Mr. Jie holds a college degree in marketing from Lv’an Teachers College.

Weiliang Jie, Director Mr. Weiliang Jie served as marketing manager of Shenzhen Avi-trip Technology Co., Ltd, an online travel company since August 2012. From February 2010 to July 2012, he served as sale manager of Guangzhou China Travel Service Co. Ltd., a travel company listed in UK market. From May 2008 to February 2010, he served as marketing manager of Mango net, a travel company. Mr. Jie holds a college degree in marketing from Lv’an Teachers College.

Fengyu Yi, Director Ms. Yi served as President of Shenzhen micro Media Co., Ltd, an advertising media company since February 2012. From June 2006 to February 2012, she served as marketing manager of Shenzhen Feilafa Aviation Service Co. Ltd, an air ticket agency. From August 1998 to May 2006, she worked as marketing manager of Foshan Overseas International Travel Agency Co. Ltd., a travel company. Ms. Yi holds a college degree in service education from Guangzhou University.

Xinqian Zhang, Director and Secretary of the Board From January 2013 to December 2014, Ms. Zhang served as an accounting research and teaching assistant of the University of Massachusetts, Boston, and the fund administrator of the global service department of State Street, a U.S.-based financial services firm. Ms. Zhang holds a dual B.S. in Business Management from Dongbei University of Finance and Economics and the University of Surrey, and an M.S. in accounting from the University of Massachusetts, Boston.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

Our Board appointed the following person to serve as executive officers of the Company in the following capacity:

Name	Age	Position
Yang Jie	31	Chief Executive Officer
Zaixian Wang	64	President
Huijie Gao	34	Chief Financial Officer
Xinqian Zhang	25	Secretary of the Board

The bios of Mr. Yang Jie, Mr. Zaixian Wang and Ms. Xinqian Zhang are included under the description of the director above. The bio of Mr. Huijie Gao is as below.

Huijie Gao, Chief Financial Officer Mr. Gao served as CFO of Shenzhen Avi-trip Technology Co., Ltd, an online travel company since October 2012. From April 2008 to July 2012, he served as vice president of Universal Travel Group, a travel company. From July 2005 to March 2008, he worked as auditing manager of Hubei Daxin Accounting Firm. Mr. Gao holds a B.S. in finance and economics from Wuhan University.

Employees.

As of the date hereof, the Company has no employees.

Committees of the Board Of Directors

We are currently quoted on the OTC QB under the symbol “TUAA.” The OTCQB does not have any requirements for establishing any committees. For this reason, we have not established any committees. All functions of an audit committee, nominating committee and compensation committee are and have been performed by our board of directors.

Our Board believes that, considering our size, decisions relating to director nominations can be made on a case-by-case basis by all members of the Board without the formality of a nominating committee or a nominating committee charter. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right to do so in the future.

The Board does not have an express policy with regard to the consideration of any director candidates recommended by shareholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis; however, the Board will evaluate shareholder-recommended candidates under the same criteria as internally generated candidates. Although the Board does not currently have any formal minimum criteria for nominees, substantial relevant business and industry experience would generally be considered important, as would the ability to attend and prepare for board, committee and shareholder meetings. Any candidate must state in advance his or her willingness and interest in serving on the board of directors.

The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Following the Effective Date, we intend to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one of our new independent directors will qualify as an “audit committee financial expert.” Additionally, we will adopt charters relative to each such committee. Following the Share Purchase, until further determination by our board of directors, the full board of directors will undertake the duties of the audit committee, compensation committee and nominating committee.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities are not subject to the reporting obligations under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Company does not have its securities registered under Section 12 of the Exchange Act

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, and its status as a shell company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Mr. Zaixian Wang has served as our President and the Chairman of the Board, and Mr. Yang Jie has served as our Chief Executive Officer and Director.

Our board of directors is primarily responsible for overseeing our risk management processes on behalf of our board of directors. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Item 11. Executive Compensation

Currently, our officers and directors are serving without compensation. They are reimbursed for any out-of-pocket expenses that they incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health or life insurance, available to our employees.

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End

We do not have any equity incentive plans under which to grant awards.

Employment Agreements

We do not currently have any written employment agreements with any of our directors and officers.

Retirement/Resignation Plans

We do not currently have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement or resignation.

Director Compensation

We have not paid our directors fees in the past for attending board meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth information on the beneficial ownership of our Common Stock as of January 5, 2016 based on the current beneficial ownership of our Common Stock by the individuals who are our executive officers and directors and greater than 5% stockholders before and after the consummation of the Share Purchase. Beneficial ownership is determined according to rules of the SEC governing the determination of beneficial ownership of securities. A person is deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner(3)	Number of Shares and Nature of Beneficial Ownership	Percent of Common Stock Outstanding

Zaixian Wang	7,000,000	73.5%
Yang Jie	0	-
Weiliang Jie	0	-
Fengyun Yi	0	-
Xinqian Zhang	0	-
Huijie Gao	0	-
All directors and executive officers as a group (6 persons)	7,000,000	73.5%

(1)	Unless otherwise indicated, the business address of each director is c/o 40 Wall Street, 28 Fl, Unit 2851, New York, NY 10005

Item 13. Certain Relationships And Related Transactions, and Director Independence

Certain Relationships and Related Transactions

There were no transactions to which we have, or any of our subsidiaries has been a party, in which the amount involved in the transaction exceeded $120,000 and in which any of our directors or executive officers or holders (or immediate family members of holders) of more than five percent of our capital stock had or will have a direct or indirect material interest.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange. In determining whether our directors are independent, however, we intend to comply with the rules of the NYSE MKT (formerly known as the American Stock Exchange). The board of directors also will consult with counsel to ensure that the board of directors’ determinations is consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of future audit committee members. The NYSE MKT listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

We do not currently satisfy the “independent director” requirements of the NYSE MKT, which requires that a majority of a company’s directors be independent. However, our board of directors is in the process of searching for suitable candidates to appoint as additional members, each of whom will satisfy such independence requirements.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the years ended September 30, 2015 and 2014, we were billed approximately $5,000 and $4,500, respectively, for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For the years ended September 30, 2015 and 2014, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For the years ended September 30, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the years ended September 30, 2015 and 2014.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2015 were pre-approved by the entire Board of Directors.

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1) Our Financial Statements are listed on page F-1 of this Annual Report.

(2) Financial Statement Schedules:

None

(3) Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Title of Document

3.1	Articles of Incorporation (Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2014, and incorporated herein by reference)

3.2	Bylaws (Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2014, and incorporated herein by reference)

3.3	Articles of Merger filed with the Secretary of State of Nevada on September 8, 2015 (Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2015, and incorporated herein by reference)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIANHE UNION HOLDINGS LIMITED

Date: January 13, 2016	By:	/s/ Zaixian Wang
Zaixian Wang
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Zaixian Wang	President and Director	January 13, 2016
Zaixian Wang

/s/ Yang Jie	Chief Executive Officer and Director	January 13, 2016
Yang Jie

/s/ Huijie Gao	Chief Financial Officer (principal financial	January 13, 2016
Huijie Gao	officer and principal accounting officer)

/s/ Weiliang Jie	Director	January 13, 2016
Weiliang Jie

/s/ Fengyu Yi	Director	January 13, 2016
Fengyu Yi

/s/ Xinqian Zhang	Director	January 13, 2016
Xinqian Zhang

