Form 10-Q
period 2015-12-31
Tianhe Union Holdings Ltd.
filed 2016-02-12
CIK 1619870

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2015

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 333-199967

TIANHE UNION HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-1549749
(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification number)

40 Wall Street, 28 Fl, Unit 2851

New York, NY 10005

(Address of principal executive offices and zip code)

+646-512-5855

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 11, 2016, the Company has 9,530,000 issued and outstanding shares of common stock.

TIANHE UNION HOLDINGS LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Tianhe Union Holdings Limited

(formerly known as Lissome Trade Corp.)

Financial Statements

As of and for the three-month period ended December 31, 2015

1

2

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Balance Sheets

As of December 31, 2015 and September 30, 2015

	December 31,	September 30,
	2015	2015
ASSETS

Current assets
Cash and cash equivalents	$16,497	$30,167
Total assets	$16,497	$30,167

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Related party payable	$30,177	$30,177
Total liabilities	30,177	30,177

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized; 9,530,000 and 9,530,000 shares issued and outstanding as of December 31, 2015 and September 30, 2015, respectively.	9,530	9,530
Additional paid-in capital	22,770	22,770
Accumulated deficit	(45,980)	(32,310)
Total stockholders’ deficiency	(13,680)	(10)

Total liabilities and stockholders’ deficiency	$16,497	$30,167

See Accompanying Notes to the Financial Statements

3

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Statement of Operations and Comprehensive Loss

For the three-month period ended December 31, 2015 and 2014

	For the Three -Month period ended	For the Three -Month period ended
	December 31,	December 31,
	2015	2014

Revenue	$-	$-

General and administrative expenses	13,670	9,196

Loss from operations	(13,670)	(9,196)

Net loss	$(13,670)	$(9,196)

Other comprehensive loss	-	-

Comprehensive loss	$(13,670)	$(9,196)

Basic and diluted loss per common share	$-	$-

Weighted average number of common shares used in per share calculations – basic and diluted	9,530,000	8,446,023

See Accompanying Notes to the Financial Statements

4

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Statements of Cash Flows

For the three-month period ended December 31, 2015 and 2014

	For the Three -Month period ended	For the Three -Month period ended
	December 31,	December 31,
	2015	2014

Cash flows used from operating activities
Net loss	$(13,670)	$(9,196)

Changes in operating assets and liabilities
Increase in related party payable	-	3,000
Cash flows used in operating activities	(13,670)	(6,196)

Decrease in cash and cash equivalents	(13,670)	(6,196)
Cash and cash equivalents – Beginning of period	30,167	7,063
Cash and cash equivalents – End of period	$16,497	$867

See Accompanying Notes to the Financial Statements

5

1.	NATURE OF OPERATION

Tianhe Union Holdings Limited (the “Company”) was incorporated in Nevada on May 9, 2014 as Lissome Trade Corp. The Company currently does not have any operations.

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

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): “Elimination of Certain Financial Reporting Requirements.”  Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

(c)	Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since its inception on May 9, 2014 resulting in an accumulated deficit of $45,980 as of December 31, 2015 and further losses may be incurred in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

6

(e)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. As of December 31, 2015 the Company's bank deposits did not exceed the insured amounts.

(f)	Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity securities outstanding during the period from the inception (May 9, 2014) of the Company to December 31, 2015.

(g)	Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

(h)	Impairment of Long-Lived Assets

The Company, when applicable, continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

(i)	Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. No revenue has been earned since the inception.

7

(j)	Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of December 31, 2015 the Company has not issued any stock-based payments to its employees.

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

In January 2015, The FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)”. This update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, “Income Statement—Extraordinary and Unusual Items,” required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

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

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may adopt the amendments prospectively. A reporting entity also may adopt the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of the adoption. The effective date is the same for both public business entities and all other entities.

8

The Company has adopted ASU No. 2015-01 prospectively and has applied it to the presentation of the financial statements. The adoption of this standard does not have a significant effect on the Company’s financial position or results of operations.

As of February 11, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s financial statements.

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and it does not believe that the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3.	RELATED PARTY TRANSACTIONS

A certain former director of the Company was owed $8,542 at September 30, 2015. however, the Company underwent a change of control as the majority ownership was transferred to a new majority shareholder. Pursuant to the agreement between the previous majority shareholder and the new majority shareholder, the previous majority shareholder would assume all obligations owed by the Company up until the date of the ownership transferred, including the payables owed to the former director. Accordingly, the debt owed to the former director was written off and the Company recognized a one-time gain of $8,542 which is included as gain on change of control in the Company’s results of operations during the year ended September 30, 2015.

The outstanding balance of $30,177 as of December 31, 2015 was owed to the current director whom advanced funds to the Company to fund general corporate activities. The advances were non-interest bearing, due upon demand and unsecured.

4.	COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. In August 2014, the Company issued 5,000,000 shares at $0.001 per share for total proceeds of $5,000. On September 5, 2014, the Company issued 2,000,000 shares at $0.001 per share for total proceeds of $2,000. In February and March 2015, the Company issued 2,530,000 shares at $0.01 per share for total proceeds of $25,300.

As of December 31, 2015, the Company had 9,530,000 shares issued and outstanding.

5.	DEFERRED REVENUE

On January 2, 2015, the Company received deferred revenue in the amount of $5,000 for products which are to be delivered at a later date. In June 2015, the Company received deferred revenue in the amount of $4,990 for products which are to be delivered at a later date. The former majority shareholder, upon disposition of his ownership, assumed all obligations, including the delivery of products and services related to unearned revenue. As of September 30, 2015, the Company was no longer liable to deliver any products or services under previous sales commitments; accordingly, the Company recorded a one-time gain of $9,990 as part of gain in change of control, which was included on the Company’s result of operations for the year ended September 30, 2015.

6.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2015 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after December 31, 2015 for which disclosure is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

General

Tianhe Union Holdings Limited, formerly known as Lissome Trade Corp., was incorporated in the State of Nevada on May 9, 2014. We were formed to engage in the distribution of metal cookware made from stainless steel from China to the markets of Europe and Commonwealth of Independent States (CIS) countries.

RESULTS OF OPERATION

We are a development stage company with limited operations.  As of December 31, 2015, we had total assets of $16,497 and total liabilities of $30,177. Since our inception to December 31, 2015, we have accumulated deficit of $45,980. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended December 31, 2015 compared to the same period ended December 31, 2014

Our net loss for the three months ended December 31, 2015 was $13,670 compared to $9,196 for the period ended December 31, 2014. During the three months ended December 31, 2015 and 2014, we have not generated any revenue.

The weighted average number of shares outstanding was 9,530,000 for the three months ended December 31, 2015.

During the three months ended December 31, 2015, we incurred general and administrative expenses and professional fees of $13,670. During the three months ended December 31, 2014, we incurred general and administrative expenses of $9,196. General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Gain on change in control belongs to other income according to the purchase agreement between the Company’s previous controlling shareholders (the “Seller”) and its current controlling shareholders. All liabilities of the Company prior to the change in control would assumed by the Seller.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015

As of December 31, 2015, our current assets were $16,497 compared to $30,167 as of September 30, 2015. As of December 31, 2015, our current liabilities were $30,177 compared to $30,177 as of September 30, 2015. Current liabilities was composed of related party payable of $30,177.

Stockholders’ equity decreased from the deficit of $10 as of September 30, 2015 to the deficit of $13,680 as of December 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended December 31, 2015, net cash flows used in operating activities was $13,670 consisting of a net loss of $13,670.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures

a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended December 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2016	By:	/ s/ Yang Jie
Yang Jie
Chief Executive Officer (principal executive officer)

Date: February 12, 2016	By:	/s/ Huijie Gao
Huijie Gao
Chief Financial Officer (principal financial officer and principal accounting officer)