Form 10-K
period 2016-09-30
Tianhe Union Holdings Ltd.
filed 2017-04-28
CIK 1619870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

333-199967

Commission file number

TIANHE UNION HOLDINGS LIMITED

(Exact name registrant as specified in its charter)

Nevada	47-1549749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, Unit 2851 New York, NY 10005	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +646-512-5855

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Aggregate market value of the Common Stock held by non-affiliates of the Company as of March 31, 2015: N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of April 26, 2017, the registrant had 28,807,500 shares of common stock outstanding.

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

We originally planned to engage in the distribution of metal cookware made from stainless steel from China to the markets of Europe and Commonwealth of Independent States (CIS) countries. However, in connection with a change of control transaction that closed on August 28, 2015, we appointed a new executive management team and changed our planned business operations.

Corporate Development in Fiscal Year Ended September 30, 2016

On March 30, 2015, the Company contemplated a Share Exchange Agreement (the “Share Exchange Agreement”) by and among GLOBAL INTERNATIONAL HOLDINGS LTD. (“BVI1”), a British Virgin Islands corporation, its wholly owned subsidiary GLOBAL TECHNOLOGY CO., LTD. (“BVI2”), a British Virgin Islands corporation, which owns 100% of HUATIAN GLOBAL LIMITED (“HGL”), a Hong Kong corporation, which owns 100% of TIANHE GROUP (HK) LIMITED (“THGL”), a Hong Kong corporation, which owns 100% of JIERUN CONSULTING MANAGEMENT CO., LTD. (“WFOE”) a foreign investment enterprise organized under the laws of the People’s Republic of China (“PRC”), which had entered into various contractual agreements known as variable interest entity (“VIE”) agreements with ANHUI AVI-TRIP TECHNOLOGY CO., LTD. (“Avi-Trip”), a corporation incorporated on October 15, 2014, under the laws of the PRC. The VIE agreements provide WFOE with management control and rights to the profits of Avi-Trip. The VIE agreements include: (1) an Exclusive Service Agreement by and between WFOE and Avi-Trip, entitling WOFE to receive substantially all of the economic benefits of Avi-Trip in consideration for services provided by WFOE to Avi-Trip; (2) a Call Option Agreement by and among the shareholders of Avi-Trip, Jie Wei Wei and Han Yanliang, allowing WFOE to acquire all of Avi-Trip’s shares as permitted by PRC law; (3) a Voting Rights Proxy Agreement providing WFOE with the all of the voting rights of Avi-Trip’s shareholders; and (4) an Equity Pledge Agreement pledging the shares in Avi-Trip to WFOE.

Pursuant to the contemplated Share Exchange Agreement, the Company issued to BVI1 and its designees 50,000,000 newly issued shares of the Company’s common stock, par value $.001 per share (“Common Stock”), and a note convertible into 150,000,000 shares of Common Stock as consideration for ownership in BVI2 and its subsidiaries HGL, THGL, WFOE, and the VIE agreements between WFOE and Avi-Trip.

As of December 31, 2015, Avi-Trip had registered and paid in capital of $8,188,707 (RMB 50,000,000). Zhihui Chen was its authorized representative. Avi-Trip provided business to business software platform for travel agents to transact flight tickets and book hotel rooms. As of the date of this report Avi-Trip had ceased operations.

BVI1 never instructed the secretary and authorized agent to effectuate a change of registered shareholder of BVI2 from BVI1 being the sole shareholder to the Company being the sole shareholder. Additionally, the Company was unable to exercise control over BVI2, HGL, THGL, WFOE, and Avi-Trip subsequent to the execution of the Share Exchange Agreement. Furthermore, the Company was neither able to secure substantive control over the use and disposition of the assets of BVI2, HGL, THGL, WFOE and Avi-Trip nor exercise control over the accounting and finance department of BVI2, HGL, THGL, WFOE, and Avi-Trip in order to procure relevant financial information for financial reporting purposes; accordingly, the Company was unable to timely file Form 10-Qs for the quarters ended March 31, 2016, and June 30, 2016, and Form 10-K for the fiscal year ended September 30, 2016.

Disposition and Loss

As a result of the Company’s inability to exercise control over Avi-Trip, on July 19, 2016, on the recommendation of the Company’s board of directors (the “Board”), a majority of holders of the Company’s Common Stock voted to terminate the VIE agreements between WFOE and Avi-Trip, the termination became effective August 29, 2016. The Company also will not pursue the director of BVI1 to effectuate the change of ownership of BVI2 from BVI1 to the Company. In connection with the termination of the VIE agreements, certain shareholders representing 30,722,500 shares of Common Stock, in connection with the share issuance pursuant to the Share Exchange Agreement, agreed to return their shares of Common Stock to the Company for cancellation and convertible note holder also agreed to return their notes to the Company for cancellation. Concurrently, Mr. Yang Jie resigned from his positions as Chairman of the Board, President and Chief Executive Officer of the Company. Ms. Weiwei Jie and Ms. Fengyu Yi also resigned as members of the Board, which resignations were made in connection with the Company’s termination of the VIE agreements.

As of the date of this report, 30,722,500 shares of Common Stock and the note convertible into 150 million shares of Common Stock in connection with the Share Exchange Agreement have been returned and cancelled.

Plan of Operations

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through acquisition of a business rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of Qiliang Zheng, our President and Chief Executive Officer. Our company has flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze business opportunities, we will consider the following factors:

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

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues as of date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating new products and acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock obtained its ticker LSOM on April 23, 2015. On September 22, 2015 in connection with the change in the Company’s name, its ticker was changed to TUAA. Its shares of common stock are currently on OTC Pink. The table below sets forth the reported high and low bid prices for the two year period ended September 30, 2016 on a quarterly basis. There was no trading record prior to the quarter ended September 30, 2015. No data is available from OTC Markets after June 30, 2016 due to the Company has been delinquent in providing current information.

Per Share Common Stock Bid Prices by Quarter*

	High*			Low*

Quarter Ended September 30, 2016	$	N/A		$	N/A
Quarter Ended June 30, 2016		20.00	(1)		2.50
Quarter Ended March 31, 2016		4.95			1.09
Quarter Ended December 31, 2015		2.00			0.83
Quarter Ended September 30, 2015		3.00			0.88

(1)	Based on the number from OTC Markets indicates the close price on May 16, 2016. No trading were made thereafter.

Holders

As of April 26, 2017, we had 65 stockholders of record.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None, other than those reported under the current report on Form 8-K filed with the SEC on April 1, 2016.

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

General

Lissome Trade Corp. was incorporated in the State of Nevada on May 9, 2014. We were formed to engage in the distribution of metal cookware made from stainless steel from China to the markets of Europe and Commonwealth of Independent States (CIS) countries. In connection with a change of control transaction that closed on August 28, 2015, we appointed a new executive management team and changed our planned business operations.

RESULTS OF OPERATIONS

There’s no revenue in this period.

Year ended September 30, 2016 compared to the year ended September 30, 2015

Our net loss for the year ended September 30, 2016 was $95,595,347 compared to $31,831 for the year ended September 30, 2015. During the year ended September 30, 2016, we have not generated any revenue.

During the year ended September 30, 2016, we incurred general and administrative expenses and professional fees of $171,722. During the year ended September 30, 2015, we incurred general and administrative expenses of $50,438. General and administrative and professional expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016

As of September 30, 2016, our current assets were $241,949 compared to $30,167 as of September 30, 2015. As of September 30, 2016, our current liabilities were $413,681 compared to $ 30,177 as of September 30, 2015. Current liabilities were composed of related party payables of $410,200.

Stockholders’ equity decreased from a deficit of $10 as of September 30, 2015, to a deficit of $171,732 as of September 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended September 30, 2016, net cash flows used in operating activities was $168,241, consisting of a net loss of $95,595,347 adjustment as a result from investment loss $95,423,625 and increased accrued liabilities of $3,481.

Cash Flows from Financing Activities

For the year ended September 30, 2016, net cash provided by financing activities was $380,023, consisting of $380,023 in proceeds from the loan from one of our directors.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our audited September 30, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared based on the assumption that we will continue as a going concern, which assumption contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Tianhe Union Holdings Limited

(formerly known as Lissome Trade Corp.)

Financial Statements

As of September 30, 2016 and 2015

To the Board of Directors and
Stockholders of Tianhe Union Holdings Limited

We have audited the accompanying balance sheet of Tianhe Union Holdings Limited (the “Company”) as of September 30, 2016 and 2015, as well as the related statements of operations, stockholders’ equity, and cash flows for each year in the two-year period ended September 30, 2016. The Company’s management is responsible for the accuracy of these financial statements. Our responsibility is to, based on our audits, express our opinion regarding these financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform audits to obtain reasonable assurances about whether the Company’s financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over the Company’s financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the Company’s financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Company’s financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Company’s financial statements for the periods referred to above present fairly, in all material respects, the Company’s financial position as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each year in the two-year period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared based on the assumption that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred substantial losses in previous years, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2 to the financial statements. The financial statements do not account for possible adjustments resulting from the resolution of these uncertainties.

San Mateo, California	WWC, P.C.
April 28, 2017	Certified Public Accountants

Tianhe Union Holdings Limited

Balance Sheets

As of September 30, 2016 and 2015

(Stated in U.S. Dollars)

	September 30,	September 30,
	2016	2015
ASSETS

Current assets
Cash and Cash Equivalents	$241,949	$30,167
Total assets	$241,949	$30,167

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Related Party payables	$410,200	$30,177
Accrued liabilities	3,481	-
Total liabilities	413,681	30,177

Stockholders’ deficiency
Common stock, $0.001 par value: 75,000,000 shares authorized, 28,807,500 and 9,530,000 shares issued and outstanding as of September 30, 2016 and 2015, respectively.	28,808	9,530
Additional paid-in capital	95,427,117	22,770
Accumulated deficit	(95,627,657)	(32,310)
Total stockholders’ deficiency	(171,732)	(10)

Total liabilities and stockholders’ deficiency	$241,949	$30,167

The accompanying notes are an integral part of these financial statements

Tianhe Union Holdings Limited

Statements of Operations

For the years ended September 30, 2016 and 2015

(Stated in U.S. Dollars)

	Year ended	Year ended
	September 30,	September 30,
	2016	2015

Revenue	$-	$-

General and administrative expenses	171,722	50,438

Loss from operations	(171,722)	(50,438)

Other income	-	18,607
Investment loss - contemplated share exchange	(95,423,625)	-

Loss before income tax	(95,595,347)	(31,831)

Income tax	-	-

Net loss	$(95,595,347)	$(31,831)

Loss per share
- Basic	$(4.97)	$(0.00)
- Diluted	$(4.97)	$(0.00)

Weighted average number of shares
- Basic	19,247,973	8,446,023
- Diluted	19,247,973	8,446,023

The accompanying notes are an integral part of these financial statements

Tianhe Union Holdings Limited

Statements of Changes in Stockholders’ Deficiency

For the years ended September 30, 2016 and 2015

(Stated in U.S. Dollars)

	Common		Additional		Total
	Stock	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficiency

Balance at October 1, 2014	7,000,000	7,000	-	(479)	6,521

Increase in capital	2,530,000	2,530	22,770	-	25,300
Net Loss for the year	-	-	-	(31,831)	(31,831)
					-
Balance at September 30, 2015	9,530,000	$9,530	$22,770	$(32,310)	$(10)

Balance at October 1, 2015	9,530,000	9,530	22,770	(32,310)	(10)

Investment in BVI2 group (note 1)	50,000,000	50,000	247,450,000	-	247,500,000
Shares cancelled	(30,722,500)	(30,722)	(152,045,653)	-	(152,076,375)
Net Loss for the year	-	-	-	(95,595,347)	(95,595,347)
Foreign currency translation adjustment	-	-	-	-	-

Balance at September 30, 2016	28,807,500	$28,808	$95,427,117	$(95,627,657)	$(171,732)

The accompanying notes are an integral part of these financial statements

Tianhe Union Holdings Limited

Statements of Cash Flows

For the years ended September 30, 2016 and 2015

(Stated in U.S. Dollars)

	Year ended	Year ended
	September 30,	September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(95,595,347)	$(31,831)
Adjustments to reconcile net income to cash generated by operating activities:
Adjustment as a result from investment loss	95,423,625	-
Changes in operating assets and liabilities
Increase in accrued liabilities	3,481	-
Cash flows used in operating activities	(168,241)	(31,831)

Cash flows from financing activities
Proceeds from issuance of stock	-	25,300
Proceeds from loan from director	380,023	29,635
Cash flows provided by financing activities	380,023	54,935

Increase in cash and cash equivalents	211,782	23,104
Cash and cash equivalents – Beginning of period	30,167	7,063
Cash and cash equivalents – End of period	$241,949	$30,167

The accompanying notes are an integral part of these financial statements

Tianhe Union Holdings Limited

Notes to Financial Statements

(Stated in U.S. Dollars)

1.            NATURE OF OPERATION AND ORGANIZATION HISTORY

Tianhe Union Holdings Limited (the “Company”) was incorporated in Nevada on May 9, 2014. The Company currently does not have any operations.

Reverse Merger and Share Exchange Agreement

On March 30, 2015, the Company contemplated a Share Exchange Agreement (the “Share Exchange Agreement”) by and among GLOBAL INTERNATIONAL HOLDINGS LTD. (“BVI1”), a British Virgin Islands corporation, its wholly owned subsidiary GLOBAL TECHNOLOGY CO., LTD. (“BVI2”), a British Virgin Islands corporation, which owns 100% of Huatian Global Limited (“HGL”), a Hong Kong corporation, which owns 100% of Tianhe Group (HK) Limited (“THGL”), a Hong Kong corporation, which owns 100% of Jierun Consulting Management Co., Ltd. (“WFOE”) a foreign investment enterprise organized under the laws of the People’s Republic of China (“PRC”), which had entered into various contractual agreements known as variable interest entity (“VIE”) agreements with Anhui Avi-Trip Technology Co., Ltd. (“Avi-Trip”), a corporation incorporated on October 15, 2014, under the laws of the PRC. The VIE agreements provide WFOE with management control and rights to the profits of Avi-Trip. The VIE agreements include: (1) an Exclusive Service Agreement by and between WFOE and Avi-Trip, entitling WOFE to receive substantially all of the economic benefits of Avi-Trip in consideration for services provided by WFOE to Avi-Trip; (2) a Call Option Agreement by and among the shareholders of Avi-Trip, Jie Wei Wei and Han Yanliang, allowing WFOE to acquire all of Avi-Trip’s shares as permitted by PRC law; (3) a Voting Rights Proxy Agreement providing WFOE with the all of the voting rights of Avi-Trip’s shareholders; and (4) an Equity Pledge Agreement pledging the shares in Avi-Trip to WFOE.

Pursuant to the contemplated Share Exchange Agreement, the Company issued to BVI1 and its designees 50,000,000 newly issued shares of the Company’s common stock, par value $.001 per share (“Common Stock”), and a note convertible into 150,000,000 shares of Common Stock as consideration for ownership in BVI2 and its subsidiaries HGL, THGL, WFOE, and the VIE agreements between WFOE and Avi-Trip.

As of December 31, 2015, Avi-Trip had registered and paid in capital of $8,188,707 (RMB 50,000,000). Zhihui Chen was its authorized representative. Avi-Trip provided business to business software platform for travel agents to transact flight tickets and book hotel rooms. As of the date of this report Avi-Trip had ceased operations.

BVI1 never instructed the secretary and authorized agent to effectuate a change of registered shareholder of BVI2 from BVI1 being the sole shareholder to the Company being the sole shareholder. Additionally, the Company was unable to exercise control over BVI2, HGL, THGL, WFOE, and Avi-Trip subsequent to the execution of the Share Exchange Agreement. Furthermore, the Company was neither able to secure substantive control over the use and disposition of the assets of BVI2, HGL, THGL, WFOE and Avi-Trip nor exercise control over the accounting and finance department of BVI2, HGL, THGL, WFOE, and Avi-Trip in order to procure relevant financial information for financial reporting purposes; accordingly, the Company was unable to timely file Form 10-Qs for the quarters ended March 31, 2016, June 30, 2016, and December 31, 2016, and Form 10-K for the fiscal year ended September 30, 2016.

Tianhe Union Holdings Limited

Notes to Financial Statements

(Stated in U.S. Dollars)

Disposition and Loss

As a result of the Company’s inability to exercise control over Avi-Trip, on July 19, 2016, on the recommendation of the Company’s board of directors (the “Board”), a majority of holders of the Company’s Common Stock voted to terminate the VIE agreements between WFOE and Avi-Trip, the termination became effective August 29, 2016. The Company also will not pursue the director of BVI1 to effectuate the change of ownership of BVI2 from BVI1 to the Company. In connection with the termination of the VIE agreements, certain shareholders representing 30,722,500 shares of Common Stock, in connection with the share issuance pursuant to the Share Exchange Agreement, agreed to return their shares of Common Stock to the Company for cancellation and convertible note holder also agreed to return their notes to the Company for cancellation. Concurrently, Mr. Yang Jie resigned from his positions as Chairman of the Board, President and Chief Executive Officer of the Company. Ms. Weiwei Jie and Ms. Fengyu Yi also resigned as members of the Board, which resignations were made in connection with the Company’s termination of the VIE agreements.

For the 19,277,500 shares that were issued as part of the Share Exchange Agreement on March 30, 2016, and that were not returned to the Company for cancellation, valued at $4.95 per share, the closing price of the Company stock on March 30, 2016, an amount of $95,423,625 was accounted for by the Company as a loss related to the contemplated share exchange transaction; Company management has determined that it should account for the loss during the quarter ended March 31, 2016, although the termination of the agreement became effective on August 29, 2016, subsequent to the end of that reporting period. The Company believes that this was a material subsequent event that affected the presentation of the Company’s financial position at March 31, 2016, and that required a retroactive adjustment to its financial statements for that reporting period.

As of the date of this report, 30,722,500 shares of Common Stock and the note convertible into 150 million shares of Common Stock in connection with the Share Exchange Agreement have been returned and cancelled.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

(b)	Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing its business and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered to be part of the Company's development stage activities.

The Company has elected to adopt the early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Subsequent to adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Tianhe Union Holdings Limited

Notes to Financial Statements

(Stated in U.S. Dollars)

(c)	Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since its inception on May 9, 2014, resulting in an accumulated deficit of $95,627,657 as of September 30, 2016, and further losses may be incurred during the continued development of its business. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations, making investments with positive returns in the future, and/or obtaining the financing necessary to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of Common Stock. Management has not made adjustments to the financial statements, or used an alternative basis of accounting, such as the liquidation basis, in preparing these financial statements. Management has not performed assessments individually, or in the aggregate, of the factors that give rise to the substantial doubt of the Company continuing as a going concern, or how to mitigate those factors.

(d)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. As of September 30, 2016, the Company's bank deposits did not exceed the insured amounts.

(f)	Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with ASC-260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to holders of our Common Stock by the weighted average number of outstanding shares of Common Stock during the period. Diluted loss per share gives effect to all dilutive potential shares of Common Stock outstanding during the period. Dilutive loss per share excludes all potential issuances of shares of Common Stock if their effect is anti-dilutive. Except for the note that is convertible into 150 million shares of the Company’s Common Stock, there were no potentially dilutive debt or equity securities outstanding during the period from the inception (May 9, 2014) of the Company through September 30, 2016.

Tianhe Union Holdings Limited

Notes to Financial Statements

(Stated in U.S. Dollars)

(g)	Dividends

The Company has not adopted any policies regarding payment of dividends. No dividends have been paid during any of the reported periods.

(h)	Impairment of Long-Lived Assets

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

As of September 30, 2016, the Company has not issued any stock-based payments to its employees.

(k)	Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(l)	Comprehensive income

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. For the periods presented, the Company does not have any item that is required to be presented as a component of comprehensive income. As a result, a statement of comprehensive income is not required to be presented.

Tianhe Union Holdings Limited

Notes to Financial Statements

(Stated in U.S. Dollars)

(m)	Recent accounting pronouncements

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in the ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

On January 5, 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends U.S. GAAP guidance on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments.

On March 15, 2016, the FASB issued ASU 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method.

The guidance in the ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early adoption is permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. Additional transition disclosures are not required upon adoption.

The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and it does not believe that the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Tianhe Union Holdings Limited

Notes to Financial Statements

(Stated in U.S. Dollars)

3.           RELATED PARTY TRANSACTIONS

A certain former director of the Company was owed $8,542 at September 30, 2015; however, the Company underwent a change of control when majority ownership was transferred to a new majority shareholder. Pursuant to the agreement between the previous majority shareholder and new majority shareholder, the previous majority shareholder would assume all obligations owed by the Company up until the date of the ownership is transferred, including payables owed to the former director. Accordingly, the debt owed to the former director was written off and the Company recognized a one-time gain of $8,542, which is included as gain on change of control in the Company’s results of operations during the year ended September 30, 2015.

The outstanding balance of $410,200 as of September 30, 2016, was owed to a director who advanced funds to the Company to fund general corporate activities. The advances were non-interest bearing, due upon demand and unsecured. The director has resigned from the Company on July 25, 2016.

On December 31, 2016, the director agreed to waive his creditor’s right against the company in the amount of $410,200.

4.           COMMON STOCK

The Company has authorized 75,000,000 shares of Common Stock, par value of $ 0.001 per share. In August 2014, the Company issued 5,000,000 shares of Common Stock at $0.001 per share for total proceeds of $5,000. On September 5, 2014, the Company issued 2,000,000 shares of Common Stock at $0.001 per share for total proceeds of $2,000. In February and March 2015, the Company issued 2,530,000 shares of Common Stock at $0.01 per share for total proceeds of $25,300.

On March 30, 2016, the Company issued 50,000,000 shares of Common Stock in connection with the acquisition as discussed in Note 1.  The Company subsequently cancelled 30,722,500 shares as result of the transaction being unsuccessfully consummated.

As of September 30, 2016, after giving effect for the above cancellation of shares, the Company had 28,807,500 shares of Common Stock issued and outstanding.

5.           OTHER INCOME

Other income for the year ended September 30, 2015 is comprised of the following:

	For the years ended September 30,
	2016	2015

Waiver of related party payable (see note 3)	$-	$8,542
Waiver of obligation to deliver service or product	-	9,990
Waiver of other miscellaneous payable	-	75
	$-	$18,607

Tianhe Union Holdings Limited

Notes to Financial Statements

(Stated in U.S. Dollars)

On January 2, 2015, the Company received deferred revenue in the amount of $5,000 for products to be delivered at a later date. In June 2015, the Company received deferred revenue in the amount of $4,990 for products to be delivered at a later date. The Company’s former majority shareholder, upon disposition of his ownership, assumed all obligations, including the delivery of products and services related to unearned revenue. As of September 30, 2015, the Company was no longer liable to deliver any products or services under previous sales commitments; accordingly, the Company recorded a one-time gain of $9,990 as part of gain in change of control, which was included on the Company’s result of operations as other income for the year ended September 30, 2015.

6.           INCOME TAX

The Company is subject to US Federal tax laws. The Company has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. Further, the benefit from utilization of NOL carryforwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of September 30, 2016 and 2015, the Company has accumulated net operating losses of $95,627,657 and $32,310, respectively. The deferred tax assets will begin to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the years ended September 30,
	2016	2015

Net loss before income tax	$(95,595,347)	$(31,831)

Tax expenses (benefit) at the statutory tax rate	(32,502,418)	(10,823)

Tax effects of:
Valuation allowance	32,502,418	10,823

Income tax benefit	$-	$-

Tianhe Union Holdings Limited

Notes to Financial Statements

(Stated in U.S. Dollars)

Deferred tax asset is calculated based on the statutory average rate of 34%. A 100% valuation was taken as the realization of the NOL is more likely than not.

	As of September 30,
	2016	2015
Deferred tax asset:

Net operating losses (NOLs ) carryforwards:	32,513,403	10,985
Valuation allowance	(32,513,403)	(10,985)
Deferred tax assets, net:	-	-

7.           LOSS PER SHARE

	For the years ended September 30,
	2016	2015
Loss per share numerator
Loss for the year attributable to owners of the Company	$(95,595,347)	$(31,831)

Diluted loss per share numerator
Loss for the year attributable to owners of the Company	$(95,595,347)	$(31,831)

Basic loss per share denominator
Original shares:	9,530,000	7,000,000
Additions from actual events:
- Issuance of common stock, weighted	9,717,973	1,675,082
Basic weighted average shares outstanding	19,247,973	8,675,082

Diluted loss per share denominator
Basic weighted average shares outstanding	19,247,973	8,675,082
Diluted weighted average shares outstanding	19,247,973	8,675,082

Loss per share
- Basic	$(4.97)	$(0.00)
- Diluted	$(4.97)	$(0.00)

Weighted average shares outstanding
- Basic	19,247,973	8,675,082
- Diluted	19,247,973	8,675,082

For the periods presented, there is no dilutive securities that could potentially dilute loss per shares that is not included in the computation because the effect was antidilutive.

8.           SUBSEQUENT EVENTS

As of the date of this report, 30,722,500 shares of Common Stock and the note convertible into 150 million shares of Common Stock in connection with the Share Exchange Agreement have been returned and cancelled.

On December 31, 2016, a former director agreed to waive his creditor’s rights in the amount of $410,200 owed to him by the Company.

Except for the event detailed above regarding the cancellation of shares and convertible note, the Company has evaluated subsequent events from September 30, 2016, through the date the financial statements were available to be issued and has determined that there were no subsequent events after September 30, 2016, other than the for which disclosure is required.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is not accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our system of internal control over financial reporting as of September 30, 2016, the last day of our fiscal year 2016. This assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on management's evaluation under the 2013 COSO framework, management concluded that the Company's internal controls over financial reporting were not effective as of September 30, 2016.

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.        As of September 30, 2016, we did not maintain effective controls over the control environment. Specifically, we have not developed a framework for accounting policies and procedures. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.        As of September 30, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Controls.

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers, as well as their ages and the positions they held as of September 30, 2016, are set forth below. Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified. All of our officers serve at the discretion of our Board of Directors. There are no family relationships among our executive officers and directors.

Name	Age	Position
Qiliang Zheng	41	President, Chief Executive Officer and Chairman of the Board
Ming Yi	36	Director & Chief Financial Office
Xinqian Zhang	26	Director

Qiliang Zheng, President, Chief Executive Officer and Chairman of the Board Mr. Zheng has served as the Chairman of ShengSheng Wood Industry Co., Ltd. since May 2004. As a founder of ShengSheng Wood Industry Co., Ltd., Mr. Zheng managed the sales, designing and installing technology, and decorative wood moulding process for a variety of imported and domestic produced wooden material, craftworks, solid wood furniture and so on. From June 2001 to November 2003, Mr. Zheng served as the Sales Manager and General Manager at Zhuijiang Home Appliance Co., Ltd. From April 1999 till January 2001, Mr. Zheng served as the Sales Manager at Wulin Motor Limited Company of Qingyuan. Mr. Zheng held a junior college degree at Guangzhou Nanyang Technological Vocational College.

Ming Yi, Chief Financial Officer and Director Mr. Yi has extensive experiences in finance, business administration and public accounting in diverse industries including retail/wholesale distribution, financial services and manufacturing. Mr. Yi has gained tremendous international finance and regulatory experience setting up companies and commercial operations. Mr. Yi has served as an accountant at N.G. Australia Pty Ltd. during 2004 to 2006, and senior accountant at Ernst & Young from 2006-2009. Mr. Yi served as a senior manager at Qi He CPA Ltd., a financial advisory firm, and the chief financial officer at China Bio-Energy Corp. from 2011 to 2015. Start from 2016, Mr. Yi served as the chief financial officer at Anhui Avi-Trip Co., Ltd. Mr. Yi is responsible for establishing stronger financial reporting compliance for the Company’s U.S. capital markets, enhancing cost controls, introducing tax, international credit and collections, developing IR capabilities and multi-company financial accounting and reporting systems.

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

Committees of the Board of Directors

We are currently quoted on the OTC Pink under the symbol “TUAA.” The OTCPK does not have any requirements for establishing any committees. For this reason, we have not established any committees. All functions of an audit committee, nominating committee and compensation committee are and have been performed by our board of directors.

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

Due to the small size and early stage of the Company, and its status as a shell company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Mr. Qiliang Zheng serves as our President, Chief Executive Officer and Chairman of the Board.

Our board of directors is primarily responsible for overseeing our risk management processes on behalf of our board of directors. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth information on the beneficial ownership of our Common Stock as of April 17, 2017, based on the current beneficial ownership of our Common Stock by the individuals who are our executive officers and directors and greater than 5% stockholders. Beneficial ownership is determined according to rules of the SEC governing the determination of beneficial ownership of securities. A person is deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner(1)	Number of Shares and Nature of Beneficial Ownership	Percent of Common Stock Outstanding

Zaixian Wang	7,000,000	11.76%
Qiliang Zheng	0	-
Xinqian Zhang	0	-
Ming Yi	25,000		*
All directors and executive officers as a group (4 persons)	0	-

(1)	Unless otherwise indicated, the business address of each beneficial owner is c/o 40 Wall Street, 28th Floor, Unit 2851, New York, NY 10005

* Less than 1%

Item 13. Certain Relationships and Related Transactions and Director Independence.

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

Director Independence

Our securities are quoted on the OTC Pink tier of the OTC Markets Group inter-dealer quotation and trading system, which does not have any director independence requirements. Once we engage further directors and officers, we will develop a definition of independence and examine the composition of our Board of Directors with regard to this definition.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the years ended September 30, 2016 and 2015, we were billed approximately $25,000 and $5,000, respectively, for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For the years ended September 30, 2016 and 2015, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For the years ended September 30, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the years ended September 30, 2016 and 2015.

The Company does not currently have a separate audit committee. Rather, the whole board serves as the audit committee. Our board has reviewed and approved the above fees for all of the services described in items (1), , and believes such fees are compatible with the independent registered public accountants’ independence.

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1) Our Financial Statements are listed on page F-1 of this Annual Report.

(2) Financial Statement Schedules:

None

(3) Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Title of Document

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2014).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2014).

3.3	Articles of Merger filed with the Secretary of State of Nevada on September 8, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2015).

4.1	Convertible Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016), cancelled as of the date of this report.

10.1	Share Exchange Agreement dated March 30, 2016, by and among the Company, Global International Holdings Ltd. and Global Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.2	English translation of the Management and Consulting Service Agreement dated February 16, 2016, by and between Anhui Avi-trip Technology Co., Ltd. and Jierun Consulting Management (Shenzhen) Co., Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.3	English translation of the Option Agreement dated February 16, 2016, by and among Jierun Consulting Management (Shenzhen) Co., Ltd., Anhui Avi-trip Technology Co., Ltd., and the two shareholders of Anhui Avi-trip Technology Co., Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.4	English translation of the Equity Pledge Agreement dated February 16, 2016, by and among Jierun Consulting Management (Shenzhen) Co., Ltd., Anhui Avi-trip Technology Co., Ltd., and the two shareholders of Anhui Avi-trip Technology Co., Ltd. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.5	English translation of the Shareholders Voting Rights Proxy Agreement dated February 16, 2016, by and among Jierun Consulting Management (Shenzhen) Co., Ltd., Anhui Avi-trip Technology Co., Ltd., and the two shareholders of Anhui Avi-trip Technology Co., Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.6	Termination Agreement on Management and Consulting Services Agreement (incorporated by reference to Exhibit A of the Company’s Information Statement on Schedule 14C filed with the SEC on August 9, 2016).

10.7	Termination Agreement on Option Agreement (incorporated by reference to Exhibit B of the Company’s Information Statement on Schedule 14C filed with the SEC on August 9, 2016).

10.8	Termination Agreement on Voting Right Proxy Agreement (incorporated by reference to Exhibit C of the Company’s Information Statement on Schedule 14C filed with the SEC on August 9, 2016).

10.9	Termination Agreement on Equity Pledge Agreement (incorporated by reference to Exhibit D of the Company’s Information Statement on Schedule 14C filed with the SEC on August 9, 2016).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIANHE UNION HOLDINGS LIMITED

Date: April 28, 2017	By:	/s/ Qiliang Zheng
Qiliang Zheng
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Qiliang Zheng	President, Chief Executive Officer,	April 28, 2017
Qiliang Zheng	Chairman of the Board of Directors (principal executive officer)

/s/ Ming Yi	Chief Financial Officer (principal financial	April 28, 2017
Ming Yi	officer and principal accounting officer)

/s/ Xinqian Zhang	Director	April 28, 2017
Xinqian Zhang

