Form 10-Q
period 2016-12-31
Tianhe Union Holdings Ltd.
filed 2017-06-22
CIK 1619870

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 19, 2017, the Company has 28,807,500 issued and outstanding shares of common stock.

TIANHE UNION HOLDINGS LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Tianhe Union Holdings Limited

(formerly known as Lissome Trade Corp.)

Condensed Financial Statements

As of and for the three month period ended December 31, 2016 and the year ended September 30, 2016

1

To the Board of Directors and Stockholders of

Tianhe Union Holdings Limited

We have reviewed the condensed balance sheets of Tianhe Union Holdings Limited as of December 31, 2016 and September 30, 2016, and the condensed related statements of operations for the three month periods ended December 31, 2016 and 2015, and the condensed statements of cash flows for the three month periods then ended. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Tianhe Union Holdings Limited as of September 30, 2016, and the related statements of operation, comprehensive loss, stockholders’ deficiency, and cash flows for the year then ended (not presented herein); and in our report dated April 28, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2016, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses in previous years, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also describe in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
June 22, 2017	Certified Public Accountants

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Condensed Balance Sheets

As of December 31, 2016 and September 30, 2016

(Unaudited)

(Stated in U.S. Dollars)

	(Unaudited)
	December 31,	September 30,
	2016	2016
ASSETS

Current assets
Cash and cash equivalents	$159,976	$241,949
Total assets	$159,976	$241,949

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities
Related party payable	$-	$410,200
Accrued liabilities	-	3,481
Total liabilities	-	413,681

Stockholders’ equity (deficiency)
Common stock, $0.001 par value, 75,000,000 shares authorized; 28,807,500 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively.	28,808	28,808
Additional paid-in capital	95,837,317	95,427,117
Accumulated deficit	(95,706,149)	(95,627,657)
Total stockholders’ equity (deficiency)	159,976	(171,732)

Total liabilities and stockholders’ equity (deficiency)	$159,976	$241,949

See Accompanying Notes to the Financial Statements and Accountant’s Report

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Condensed Statements of Operations

For the three month periods ended December 31, 2016 and 2015

(Unaudited)

(Stated in U.S. Dollars)

	For the three-month Periods ended
	December 31,
	2016	2015

Revenue	$-	$-

General and administrative expenses	78,492	13,670

Loss from operations	(78,492)	(13,670)

Other income	-	-

Loss before income tax	(78,492)	(13,670)

Income tax	-	-

Net loss	$(78,492)	$(13,670)

Loss per share
-Basic	$(0.00)	$(0.00)
-Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
-Basic	28,807,500	9,530,000
-Diluted	28,807,500	9,530,000

See Accompanying Notes to the Financial Statements and Accountant’s Report

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Condensed Statements of Cash Flows

For the three month periods ended December 31, 2016 and 2015

(Unaudited)

(Stated in U.S. Dollars)

	For the three-month periods ended
	December 31,
	2016	2015

Cash flows used from Operating Activities
Net loss	$(78,492)	$(13,670)
Adjustments to reconcile net income to cash generated by operating activities:
Changes in operating assets and liabilities
Decrease in accrued liability	(3,481)	-
Cash flows used in operating activities	(81,973)	(13,670)

Decrease in cash and cash equivalents	(81,973)	(13,670)
Cash and cash equivalents – Beginning of period	241,949	30,167
Cash and cash equivalents – End of period	$159,976	$16,497

Non-Cash Financing Activity
Waiver of debt by related party	$410,200	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Notes to Condensed Financial Statements

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

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Notes to Condensed Financial Statements

Disposition and Loss

As a result of the Company’s inability to exercise control over Avi-Trip, on July 19, 2016, on the recommendation of the Company’s board of directors (the “Board”), a majority of holders of the Company’s Common Stock voted to terminate the VIE agreements between WFOE and Avi-Trip, the termination became effective August 29, 2016. The Company also will not pursue the Directors of BVI1 to effectuate the change of ownership of BVI2 from BVI to the Company. In connection with the termination of the VIE agreements, certain shareholders representing 30,722,500 shares of Common Stock, in connection with the share issuance pursuant to the Share Exchange Agreement, agreed to return their shares of Common Stock to the Company for cancellation and convertible note holders also agreed to return their notes to the Company for cancellation. Concurrently, Mr. Yang Jie resigned from his positions as Chairman of the Board, President and Chief Executive Officer of the Company. Ms. Weiwei Jie and Ms. Fengyu Yi also resigned as members of the Board, which resignations were made in connection with the Company’s termination of the VIE agreements.

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

(f/k/a Lissome Trade Corp.)

Notes to Condensed Financial Statements

(c)	Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since its inception on May 9, 2014, resulting in an accumulated deficit of $95,706,149 as of December 31, 2016, and further losses may be incurred during the continued development of its business. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. As of December 31, 2016 the Company's bank deposits did not exceed the insured amounts.

(f)	Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with ASC-260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to holders of our Common Stock by the weighted average number of outstanding shares of Common Stock during the period. Diluted loss per share gives effect to all dilutive potential shares of Common Stock outstanding during the period. Dilutive loss per share excludes all potential issuances of shares of Common Stock if their effect is anti-dilutive. Except for the note that is convertible into 150 million shares of the Company’s Common Stock, there were no potentially dilutive debt or equity securities outstanding during the period from the inception (May 9, 2014) of the Company through December 31, 2016.

(g)	Dividends

The Company has not adopted any policies regarding payment of dividends. No dividends have been paid during any of the reported periods.

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Notes to Condensed Financial Statements

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

As of December 31, 2016, the Company has not issued any stock-based payments to its employees.

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

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Notes to Condensed Financial Statements

(m)	Unaudited Interim Financial Information

These unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending September 30, 2017.

The balance sheets and certain comparative information as of December 31, 2016 are derived from the audited financial statements and related notes for the year ended September 30, 2016 (“2016 Annual Financial Statements”), included in the Company’s 2016 Annual Report on Form 10-K. These unaudited interim condensed financial statements should be read in conjunction with the 2016 Annual Financial Statements.

(n)	Recent accounting pronouncements

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

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Notes to Condensed Financial Statements

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

As of December 31, 2016, another former director has advanced funds in the total amount of $410,200 to the Company to fund general corporate activities. The advances were non-interest bearing, due upon demand and unsecured. On December 31, 2016, the former director agreed to waive his creditor’s right against the company in the full amount of $410,200. Accordingly, the debt owed to the former director was credited to the Company’s additional pain in capital.

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

As of December 31, 2016, the Company had 28,807,500 shares of Common Stock issued and outstanding.

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Notes to Condensed Financial Statements

5.	INCOME TAX

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

As of December 31, 2016, and September 30, 2016, the Company has accumulated net losses of $95,706,149 and $95,627,657, respectively. The deferred tax assets will begin to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the three-month ended December 31,
	2016	2015

Net loss before income tax	$(78,492)	$(13,670)

Tax expenses (benefit) at the statutory tax rate	(26,687)	(4,648)

Tax effects of:
(Deferred tax asset utilized)/ Valuation allowance	(26,687)	4,648
Income tax benefit	$-	$-

Deferred tax asset is calculated based on the statutory average rate of 34%. A 100% valuation was taken as the realization of the NOL is more likely than not.

	As of
	December 31, 2016	September 30, 2016
Deferred tax asset:

Net operating losses (NOLs) carryforwards:	32,427,310	32,513,403
Valuation allowance	(32,427,310)	(32,513,403)
Deferred tax assets, net:	-	-

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Notes to Condensed Financial Statements

6.	INCOME/(LOSS) PER SHARE

	For the three months ended December 31,
	2016	2015
Loss per share numerator
Loss attributable to owners of the Company	$(78,492)	$(13,670)

Diluted loss per share numerator
Income/(loss) for the year attributable to owners of the Company	$(78,492)	$(13,670)

Basic loss per share denominator
Original shares:	28,807,500	9,530,000
Additions from actual events:
- Issuance of common stock, weighted	-	-
Basic weighted average shares outstanding	28,807,500	9,530,000

Diluted loss per share denominator
Basic weighted average shares outstanding	28,807,500	9,530,000
Diluted weighted average shares outstanding	28,807,500	9,530,000

Loss per share
- Basic	$(0.00)	$(0.00)
- Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
- Basic	28,807,500	9,530,000
- Diluted	28,807,500	9,530,000

For the periods presented, there is no dilutive securities that could potentially dilute loss per shares that is not included in the computation because the effect was antidilutive.

7.	SUBSEQUENT EVENTS

As of the date of this report, 30,722,500 shares of Common Stock and the note convertible into 150 million shares of Common Stock in connection with the Share Exchange Agreement have been returned and cancelled.

Except for the event detailed above regarding the cancellation of shares and convertible note, the Company has evaluated subsequent events from December 31, 2016, through the date the financial statements were available to be issued and has determined that there were no subsequent events after December 31, 2016, other than the for which disclosure is required.

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

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

GENERAL

Lissome Trade Corp. was incorporated in the State of Nevada on May 9, 2014. We were formed to engage in the distribution of metal cookware made from stainless steel from China to the markets of Europe and Commonwealth of Independent States (CIS) countries. In connection with a change of control transaction that closed on August 28, 2015, we appointed a new executive management team and changed our planned business operations. On March 30, 2016, the Company, GLOBAL INTERNATIONAL HOLDINGS LTD. (“BVI1”), a British Virgin Islands corporation, its wholly owned subsidiary GLOBAL TECHNOLOGY CO., LTD. (“BVI2”), a British Virgin Islands corporation entered into and consummated the Share Exchange Agreement pursuant to which BVI1 (its sole director, who has the voting and dispositive power of the shares of BVI1 is CHOW, Chun Yu Leeds), as the sole shareholder of BVI2, received 50,000,000 newly issued shares of the Company’s Common Stock (84.0% upon the completion of the Share Exchange) and a convertible note issued convertible into 150,000,000 shares of Common Stock upon the Company’s completion of its increase of the authorized shares by June 30, 2016, in exchange for its ownership in BVI2 and its subsidiaries and the control over Avi-Trip formed by the VIE Agreements entered into by and between WFOE and Avi-Trip. BVI2 owns 100% of Huatian Global Limited (“HGL”), a Hong Kong corporation, which owns 100% of Tianhe Group (HK) Limited (“THGL”), a Hong Kong corporation, which owns 100% of Jierun Consulting Management Co., Ltd. (“WFOE”) a foreign investment enterprise organized under the laws of the People’s Republic of China (“PRC”), which had entered into various contractual agreements known as variable interest entity (“VIE”) agreements with Anhui Avi-Trip Technology Co., Ltd. (“Avi-Trip”), a corporation incorporated on October 15, 2014, under the laws of the PRC. The VIE agreements provide WFOE with management control and rights to the profits of Avi-Trip. The VIE agreements include: (1) an Exclusive Service Agreement by and between WFOE and Avi-Trip, entitling WOFE to receive substantially all of the economic benefits of Avi-Trip in consideration for services provided by WFOE to Avi-Trip; (2) a Call Option Agreement by and among the shareholders of Avi-Trip, Jie Wei Wei and Han Yanliang, allowing WFOE to acquire all of Avi-Trip’s shares as permitted by PRC law; (3) a Voting Rights Proxy Agreement providing WFOE with the all of the voting rights of Avi-Trip’s shareholders; and (4) an Equity Pledge Agreement pledging the shares in Avi-Trip to WFOE.

GOING CONCERN

The independent auditors' report accompanying our audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared based on the assumption that we will continue as a going concern, which assumption contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. The quarterly financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Management believes that the continuing financial support from the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due.

RESULTS OF OPERATIONS

Total Revenue

We did not generate any revenue for the three months ended December 31, 2017.

Net Income

Our net loss for the three months ended December 31, 2016 was $78,492 compared to $13,670 for the three months ended December 31, 2015. During the three months ended December 31, 2016, we have not generated any revenue.

During the three months ended December 31, 2016, we incurred general and administrative expenses and professional fees of $78,492. During the three months ended December 31, 2015, we incurred general and administrative expenses of $13,670. General and administrative and professional expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting costs.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had a working capital surplus of $ 159,976 compared to a working capital deficit of $171,732 as of September 30, 2016. As of December 31, 2016, our current assets were $159,976 compared to $241,949 as of September 30, 2016. As of December 31, 2016, our current liabilities were $0 compared to $ 413,681 as of September 30, 2016. Current liabilities were composed of related party payables of $410,200.

Accumulated deficit increased from a deficit of $95,627,657 as of September 30, 2016 to a deficit of $95,706,149 as of December 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended December 31, 2016, net cash flows used in operating activities was $81,973, consisting of decrease in accrued liability of $ 3,481.

Non-Cash Financing Activity

For the three months December 31, 2016, Non-Cash Financing Activities was $410,200, consisting of $410,200 waiver of debt by a related party of the Company.

CRITICIAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 2 of our financial statements included in this quarterly report on Form 10-Q for the period ended December 31, 2016.  Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2(n) to condensed Financial Statements for the period ended December 31, 2016.

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

a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended December 31, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 22, 2017	By:	/s/ Qiliang Zheng
Qiliang Zheng
Chief Executive Officer (principal executive officer)

Date: June 22, 2017	By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer (principal financial officer and principal accounting officer)

