Form 10-Q
period 2017-03-31
Tianhe Union Holdings Ltd.
filed 2017-06-22
CIK 1619870

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2017

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

Tianhe Union Holdings Limited

(formerly known as Lissome Trade Corp.)

Condensed Financial Statements

As of and for the three and six month period ended March 31, 2017 and 2016

To the Board of Directors and Stockholders of

Tianhe Union Holdings Limited

We have reviewed the condensed balance sheets of Tianhe Union Holdings Limited as of March 31, 2017 and September 30, 2016, and the condensed related statements of operations for the three and six month periods ended March 31, 2017 and 2016, and the condensed statements of cash flows for the three month periods then ended. These financial statements are the responsibility of the company’s management.

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

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Condensed Balance Sheets

As of March 31, 2017 and September 30, 2016

(Unaudited)

(Stated in U.S. Dollars)

	(Unaudited)
	March 31,	September 30,
	2017	2016
ASSETS

Current assets
Cash and cash equivalents	$114,276	$241,949
Total assets	$114,276	$241,949

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities
Related party payable	$-	$410,200
Accrued liabilities	-	3,481
Total liabilities	-	413,681

Stockholders’ equity (deficiency)
Common stock, $0.001 par value, 75,000,000 shares authorized; 28,807,500 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively.	28,808	28,808
Additional paid-in capital	95,837,317	95,427,117
Accumulated deficit	(95,751,849)	(95,627,657)
Total stockholders’ equity (deficiency)	114,276	(171,732)

Total liabilities and stockholders’ equity (deficiency)	$114,276	$241,949

See Accompanying Notes to the Financial Statements and Accountant’s Report

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Condensed Statements of Operations

For the three and six months periods ended March 31, 2017 and 2016

(Unaudited)

(Stated in U.S. Dollars)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

General and administrative expenses	41,700	23,208	124,192	36,878

Loss from operations	(41,700)	(23,208)	(124,192)	(36,878)

Other income	-	-	-	-

Loss before income tax	(41,700)	(23,208)	(124,192)	(36,878)

Income tax	-	-	-	-

Net loss	$(41,700)	$(23,208)	$(124,192)	$(36,878)

Loss per share
-Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
-Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
-Basic	28,807,500	9,741,260	28,807,500	9,635,630
-Diluted	28,807,500	9,741,260	28,807,500	9,635,630

See Accompanying Notes to the Financial Statements and Accountant’s Report

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Condensed Statements of Cash Flows

For the six month periods ended March 31, 2017 and 2016

(Unaudited)

(Stated in U.S. Dollars)

	For the Six Month period ended	For the Six Month period ended
	March 31,	March 31,
	2017	2016

Cash flows used from Operating Activities
Net loss	$(124,192)	$(36,878)
Adjustments to reconcile net income to cash generated by operating activities:
Changes in operating assets and liabilities
Decrease in accrued liability	(3,481)	-
Cash flows used in operating activities	(127,673)	(36,878)

Cash flows from Financing Activities
Advance from related party	-	100,000
Cash flows provided by financing activities	-	100,000

(Decrease) Increase in cash and cash equivalents	(127,673)	63,122
Cash and cash equivalents – Beginning of period	241,949	30,167
Cash and cash equivalents – End of period	$114,276	$93,289

Non-Cash Financing Activity
Waiver of debt by related party	$410,200	$-

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

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since its inception on May 9, 2014, resulting in an accumulated deficit of $95,751,849 as of March 31, 2017 and further losses may be incurred during the continued development of its business. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. As of March 31, 2017 the Company's bank deposits did not exceed the insured amounts.

(f)	Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with ASC-260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to holders of our Common Stock by the weighted average number of outstanding shares of Common Stock during the period. Diluted loss per share gives effect to all dilutive potential shares of Common Stock outstanding during the period. Dilutive loss per share excludes all potential issuances of shares of Common Stock if their effect is anti-dilutive. Except for the note that is convertible into 150 million shares of the Company’s Common Stock, there were no potentially dilutive debt or equity securities outstanding during the period from the inception (May 9, 2014) of the Company through March 31, 2017.

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

As of March 31, 2017, the Company has not issued any stock-based payments to its employees.

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

The balance sheets and certain comparative information as of September 30, 2016 are derived from the audited financial statements and related notes for the year ended September 30, 2016 (“2016 Annual Financial Statements”), included in the Company’s 2016 Annual Report on Form 10-K. These unaudited interim condensed financial statements should be read in conjunction with the 2016 Annual Financial Statements.

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

As of December 31, 2016, another former director had advanced funds in the total amount of $410,200 to the Company to fund general corporate activities. The advances were non-interest bearing, due upon demand and unsecured. On December 31, 2016, the former director agreed to waive his creditor’s right against the company in the full amount of $410,200. Accordingly, the debt owed to the former director was credited to the Company’s additional paid in capital.

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

On March 30, 2016, the Company issued 50,000,000 shares of Common Stock in connection with the acquisition as discussed in Note 1, and subsequently 30,277,500 were cancelled.

As of March 31, 2017, the Company had 28,807,500 shares of Common Stock issued and outstanding.

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

As of March 31, 2017, and September 30, 2016, the Company has accumulated net losses of $95,427,849 and $95,627,657, respectively. The deferred tax assets will begin to expire in 2025. A significant portion of these losses were related to stock issuances. The Company will assess the deductibility of such losses.

The net losses before income taxes and its provision for income taxes as follows:

	For the six month ended March 31,
	2017	2016

Net loss before income tax	$(124,192)	$(36,878)

Tax expenses (benefit) at the statutory tax rate	42,225	12,538

Tax effects of:
(Deferred tax asset utilized)/ Valuation allowance	(42,225)	(12,538)

Income tax benefit	$-	$-

Deferred tax asset is calculated based on the statutory average rate of 34%. A 100% valuation was taken as the realization of the NOL is more likely than not.

	As of
	March 31, 2017	September 30, 2016
Deferred tax asset:

Net operating losses (NOLs ) carryforwards:	32,555,629	32,513,403
Valuation allowance	(32,555,629)	(32,513,403)
Deferred tax assets, net:	-	-

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Notes to Condensed Financial Statements

6.	INCOME/(LOSS) PER SHARE

	For the six months ended March 31,
	2017	2016
Loss per share numerator
Loss attributable to owners of the Company	$(124,192)	$(36,878)

Diluted loss per share numerator
Income/(loss) for the year attributable to owners of the Company	$(124,192)	$(36,878)

Basic loss per share denominator
Original shares:	9,530,000	28,807,500
Additions from actual events:
- Issuance of common stock, weighted	105,630	-
Basic weighted average shares outstanding	9,635,630	28,807,500

Diluted loss per share denominator
Basic weighted average shares outstanding	9,635,630	28,807,500
Diluted weighted average shares outstanding	9,635,630	28,807,500

Loss per share
- Basic	$(0.00)	$(0.00)
- Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
- Basic	9,635,630	28,807,500
- Diluted	9,635,630	28,807,500

For the periods presented, there is no dilutive securities that could potentially dilute loss per shares that is not included in the computation because the effect was antidilutive.

7.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2017, through the date the financial statements were available to be issued and has determined that there were no subsequent events after March 31, 2017 which disclosure is required.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate,""estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

GOING CONCERN

The independent auditors' report accompanying our audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared based on the assumption that we will continue as a going concern, which assumption contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. The quarterly financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Management believes that the continuing financial support from the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due.

RESULTS OF OPERATIONS

Results of Operation for the three months ended March 31, 2017 compared with three months ended March 31, 2016

Total Revenue

We did not generate any revenue for the three months ended March 31, 2017.

Net Income

Our net loss for the three months ended March 31, 2017 was $41,700 compared to $23,208 for the three months ended March 31, 2016.

During the three months ended March 31, 2017, we incurred general and administrative expenses and professional fees of $41,700. During the three months ended March 31, 2016, we incurred general and administrative expenses of $23,208. General and administrative and professional expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting costs.

Results of Operation for the six months ended March 31, 2017 compared with the six months ended March 31, 2016

Total Revenue

We did not generate any revenue for the six months ended March 31, 2017.

Net Income

Our net loss for the six months ended March 31, 2017 was $124,192 compared to $36,878 for the six months ended March 31, 2016.

During the six months ended March 31, 2017, we incurred general and administrative expenses and professional fees of $124,192. During the six months ended March 31, 2016, we incurred general and administrative expenses of $36,878. General and administrative and professional expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had a working capital surplus of $114,276 compared to a working capital deficit of $171,732 as of September 30, 2016. As of March 31, 2017, our current assets were $114,276 compared to $241,949 as of September 30, 2016. As of March 31, 2016, our current liabilities were $0 compared to $ 413,681 as of September 30, 2016. Current liabilities were composed of related party payables of $410,200.

Accumulated deficit increased from a deficit of $95,627,657 as of September 30, 2016 to a deficit of $95,751,849 as of March 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended March 31, 2017, net cash flows used in operating activities was $127,673, consisting of decrease in accrued liability of $3,481.

Non-Cash Financing Activity

For the six months ended March 31, 2017, Non-Cash Financing Activities was $410,200, consisting of $410,200 waiver of debt by related party.

CRITICIAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 2 of our financial statements included in this quarter report on Form 10-Q for the period ended March 31, 2017.  Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2(n) to Condensed Financial Statements for the period ended March 31, 2017.

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

a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended March 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Qiliang Zheng
President, Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)

Date: June 22, 2017	By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer (principal financial officer and principal accounting officer)