Form 10-Q
period 2017-06-30
Tianhe Union Holdings Ltd.
filed 2017-08-14
CIK 1619870

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2017

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

____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2017, the Company has 28,807,500  issued and outstanding shares of common stock, par value $0.001 per share.

TIANHE UNION HOLDINGS LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Tianhe Union Holdings Limited

(formerly known as Lissome Trade Corp.)

Condensed Financial Statements

As of and for the three and nine month period ended June 30, 2017 and 2016

To the Board of Directors and Stockholders of

Tianhe Union Holdings Limited

We have reviewed the condensed balance sheets of Tianhe Union Holdings Limited as of June 30, 2017 and September 30, 2016, and the condensed related statements of operations for the three and nine month periods ended June 30, 2017 and 2016, and the condensed statements of cash flows for the nine month periods then ended. These financial statements are the responsibility of the company’s management.

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

San Mateo, California	WWC, P.C.
August 14, 2017	Certified Public Accountants

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Condensed Balance Sheets

As of June 30, 2017 and September 30, 2016

(Unaudited)

(Stated in U.S. Dollars)

	(Unaudited)
	June 30,	September 30,
	2017	2016
ASSETS

Current assets
Cash and cash equivalents	$49,304	$241,949
Total assets	$49,304	$241,949

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Related party payable	$-	$410,200
Accrued liabilities	-	3,481
Total liabilities	-	413,681

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized; 28,807,500 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively.	28,808	28,808
Additional paid-in capital	95,837,317	95,427,117
Accumulated deficit	(95,816,821)	(95,627,657)
Total stockholders’ deficiency	49,304	(171,732)

Total liabilities and stockholders’ deficiency	$49,304	$241,949

See Accompanying Notes to the Financial Statements and Accountant’s Report

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Condensed Statements of Operations

For the three and nine months period ended June 30, 2017 and 2016

(Unaudited)

(Stated in U.S. Dollars)

	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

General and administrative expenses	64,972	94,945	189,164	131,823

Loss from operations	(64,972)	(94,945)	(189,164)	(131,823)

Other income/(expenses)	-	-	-	(95,423,625)

Income/(loss) before income tax	(64,972)	(94,945)	(189,164)	(95,555,448)

Income tax	-	-	-	-

Net income/(loss)	$(64,972)	$(94,945)	$(189,164)	$(95,555,448)

Income/ (loss) per share
-Basic	$(0.00)	$(0.00)	$(0.01)	$(5.96)
-Diluted	$(0.00)	$(0.00)	$(0.01)	$(5.96)

Weighted average number of shares
-Basic	28,807,500	28,807,500	28,807,500	16,026,447
-Diluted	28,807,500	28,807,500	28,807,500	16,026,447

See Accompanying Notes to the Financial Statements and Accountant’s Report

Tianhe Union Holdings Limited

(f/k/a Lissome Trade Corp.)

Condensed Statements of Cash Flows

For the nine month periods ended June 30, 2017 and 2016

(Unaudited)

(Stated in U.S. Dollars)

	For the nine month period ended	For the nine month period ended
	June 30,	June 30,
	2017	2016

Cash flows used from Operating Activities
Net loss	$(189,164)	$(95,555,448)
Adjustments to reconcile net income to cash generated by operating activities:
Investment loss	-	95,423,625
Changes in operating assets and liabilities
Decrease in accrued liability	(3,481)	-
Cash flows used in operating activities	(192,645)	(131,823)

Cash flows from Financing Activities
Advance from related party	-	380,023
Cash flows provided by financing activities	-	380,023
(Decrease) Increase in cash and cash equivalents	(192,645)	248,200
Cash and cash equivalents – Beginning of period	241,949	30,167
Cash and cash equivalents – End of period	$49,304	$278,367

Non-Cash Financing Activity
Issuance of stocks	$-	$19,278
Increases in additional paid in capital	$-	$95,404,348
Waiver of debt by related party	$410,200	$-

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

As of December 31, 2015, Avi-Trip had registered and paid in capital of $8,188,707 (RMB 50,000,000). Zhihui Chen was its authorized representative. Avi-Trip provided business to business software platform for travel agents to transact flight tickets and book hotel rooms. As of the date of this report, Avi-Trip had ceased operations.

BVI1 never instructed the secretary and authorized agent to effectuate a change of registered shareholder of BVI2 from BVI1 being the sole shareholder to the Company being the sole shareholder. Additionally, the Company was unable to exercise control over BVI2, HGL, THGL, WFOE, and Avi-Trip subsequent to the execution of the Share Exchange Agreement. Furthermore, the Company was neither able to secure substantive control over the use and disposition of the assets of BVI2, HGL, THGL, WFOE and Avi-Trip nor exercise control over the accounting and finance department of BVI2, HGL, THGL, WFOE, and Avi-Trip in order to procure relevant financial information for financial reporting purposes; accordingly, the Company was unable to timely file Form 10-Qs for the quarters ended March 31, 2016, June 30, 2016, and December 31, 2016, March 31, 2017 and Form 10-K for the fiscal year ended September 30, 2016.

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

As of the date of this report, 28,807,500 shares of Common Stock and the note convertible into 150 million shares of Common Stock in connection with the Share Exchange Agreement have been returned and cancelled.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

(b)	Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing its business and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered to be part of the Company’s development stage activities.

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

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since its inception on May 9, 2014, resulting in an accumulated deficit of $95,816,821 as of June 30, 2017 and further losses may be incurred during the continued development of its business. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. As of June 30, 2017 the Company’s bank deposits did not exceed the insured amounts.

(f)	Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with ASC-260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to holders of our Common Stock by the weighted average number of outstanding shares of Common Stock during the period. Diluted loss per share gives effect to all dilutive potential shares of Common Stock outstanding during the period. Dilutive loss per share excludes all potential issuances of shares of Common Stock if their effect is anti-dilutive. Except for the note that is convertible into 150 million shares of the Company’s Common Stock, there were no potentially dilutive debt or equity securities outstanding during the period from the inception (May 9, 2014) of the Company through June 30, 2017.

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

As of June 30, 2017, the Company has not issued any stock-based payments to its employees.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in the ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

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

The Company has authorized capital of 75,000,000 shares of Common Stock, par value of $ 0.001 per share. In August 2014, the Company issued 5,000,000 shares of Common Stock at $0.001 per share for total proceeds of $5,000. On September 5, 2014, the Company issued 2,000,000 shares of Common Stock at $0.001 per share for total proceeds of $2,000. In February and March 2015, the Company issued 2,530,000 shares of Common Stock at $0.01 per share for total proceeds of $25,300.

On March 30, 2016, the Company issued 50,000,000 shares of Common Stock in connection with the acquisition as discussed in Note 1, and subsequently 30,277,500 were cancelled.

As of June 30, 2017, the Company had 28,807,500 shares of Common Stock issued and outstanding.

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

As of June 30, 2017, and September 30, 2016, the Company has accumulated net losses of $95,816,821 and $95,627,657, respectively. The deferred tax assets will begin to expire in 2025. A significant portion of these losses were related to stock issuances. The Company will assess the deductibility of such losses.

The net losses before income taxes and its provision for income taxes as follows:

Deferred tax asset is calculated based on the statutory average rate of 34%. A 100% valuation was taken as the realization of the NOL is more likely than not.

6.	INCOME/(LOSS) PER SHARE

For the periods presented, there is no dilutive securities that could potentially dilute loss per shares that is not included in the computation because the effect was antidilutive.

7.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2017, through the date the financial statements were available to be issued and has determined that there were no subsequent events after June 30, 2017 which disclosure is required.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements”. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,”“estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

BVI1 never instructed the secretary and authorized agent to effectuate a change of registered shareholder of BVI2 from BVI1 being the sole shareholder to the Company being the sole shareholder. Additionally, the Company was unable to exercise control over BVI2, HGL, THGL, WFOE, and Avi-Trip subsequent to the execution of the Share Exchange Agreement. Furthermore, the Company was neither able to secure substantive control over the use and disposition of the assets of BVI2, HGL, THGL, WFOE and Avi-Trip nor exercise control over the accounting and finance department of BVI2, HGL, THGL, WFOE, and Avi-Trip in order to procure relevant financial information for financial reporting purposes; accordingly, the Company was unable to timely file Form 10-Qs for the quarters ended March 31, 2016, June 30, 2016, and December 31, 2016, March 31, 2017 and Form 10-K for the fiscal year ended September 30, 2016.

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

As of the date of this report, 28,807,500 shares of Common Stock and the note convertible into 150 million shares of Common Stock in connection with the Share Exchange Agreement have been returned and cancelled.

As a result of the termination of the VIE agreement, we are currently a shell company.

GOING CONCERN

The independent auditors’ report accompanying our audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared based on the assumption that we will continue as a going concern, which assumption contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. The quarterly financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Management believes that the continuing financial support from the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due.

RESULTS OF OPERATIONS

Results of Operation for the three months ended June 30, 2017 compared with three months ended June 30, 2016

Total Revenue

We did not generate any revenue for the three months ended June 30, 2017. We generated revenue of $0 during the three months ended June 30, 2016. This was because there’s no operation.

Net Income

Our net loss for the three months ended June 30, 2017 was $64,972 compared to $94,945 for the three months ended June 30, 2016. The decrease was caused by less G&A.

During the three months ended June 30, 2017, we incurred general and administrative expenses and professional fees of $64,972. During the three months ended June 30, 2016, we incurred general and administrative expenses of $94,945. General and administrative and professional expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting costs. The decrease was because there’s no operation.

Results of Operation for the nine months ended June 30, 2017 compared with the nine months ended June 30, 2016

Total Revenue

We did not generate any revenue for the nine months ended June 30, 2017. We generated revenue of $0 during the six months ended June 30, 2016.

Net Income

Our net loss for the nine months ended June 30, 2017 was $189,164 compared to $95,555,448 for the nine months ended June 30, 2016. The decrease was caused by less other expense.

During the nine months ended June 30, 2017, we incurred general and administrative expenses and professional fees of $189,164. During the nine months ended June 30, 2016, we incurred general and administrative expenses of $131,823. General and administrative and professional expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting costs. The decrease was because there’s no operation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had a working capital surplus of $49,304compared to a working capital deficit of $171,732 as of September 30, 2016. As of June 30, 2017, our current assets were $49,304 compared to $241,949 as of September 30, 2016. As of June 30, 2016, our current liabilities were $0 compared to $413,681 as of September 30, 2016. Current liabilities were composed of related party payables of $410,200.

Accumulated deficit increased from a deficit of $95,627,657 as of September 30, 2016 to a deficit of $95,816,821 as of June 30, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended June 30, 2017, net cash flows used in operating activities was $192,645, consisting of decrease in accrued liability of $3,481.

Non-Cash Financing Activity

For the nine months ended June 30, 2017, Non-Cash Financing Activities was $410,200, consisting of $410,200 waiver of debt by related party.

CRITICIAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 2 of our financial statements included in this quarter report on Form 10-Q for the period ended June 30, 2017.  Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2(n) to Condensed Financial Statements for the period ended June 30, 2017.

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

a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended June 30, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of June 30, 2017, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2017	By:	/s/ Qiliang Zheng
Qiliang Zheng
President, Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)

Date: August 14, 2017	By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer (principal financial officer and principal accounting officer)

