Form 10-K
period 2017-09-30
National Art Exchange, Inc.
filed 2018-01-12
CIK 1619870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

333-199967

Commission file number

NATIONAL ART EXCHANGE, INC.

(Exact name registrant as specified in its charter)

Nevada	47-1549749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Vesey Street, 24th Floor, Unit 24196 New York, NY	10080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +646-512-5855

 Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of Jan 10, 2018, the registrant had 100,288,079 shares of common stock issued and outstanding.

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

Corporate Development in Fiscal Year Ended September 30, 2017

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

The analysis of new business opportunities will be undertaken by or under the supervision of Qingxi Meng, our Chairman, CEO, & President. Our company has flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze business opportunities, we will consider the following factors:

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock obtained its ticker LSOM on April 23, 2015. On September 22, 2015 in connection with the change in the Company’s name, its ticker was changed to TUAA. On August 15, 2017 in connection with the change in the Company’s name, its ticker was changed to NAEX. Its shares of common stock are currently on OTC Pink. The table below sets forth the reported high and low bid prices for the two-year period ended September 30, 2017 on a quarterly basis. There was no trading record prior to the quarter ended September 30, 2015. No data is available from OTC Markets after June 30, 2016 due to the Company has been delinquent in providing current information.

Per Share Common Stock Bid Prices by Quarter*

	High*		Low*
Quarter Ended September 30, 2017	0		0
Quarter Ended June 30, 2017	0		0
Quarter Ended March 31, 2017	0		0
Quarter Ended December 30, 2016	0		0
Quarter Ended September 30, 2016	$ N/A		$ N/A
Quarter Ended June 30, 2016	20.00	(1)	2.50
Quarter Ended March 31, 2016	4.95		1.09
Quarter Ended December 31, 2015	2.00		0.83
Quarter Ended September 30, 2015	3.00		0.88

(1)	Based on the number from OTC Markets indicates the close price on May 16, 2016. No trading were made thereafter.

Holders

As of January 10, 2018, we had 184 stockholders of record.

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

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements”. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

General

National Art Exchange, Inc., formerly known as Tianhe Union Holdings Limited and Lissome Trade Corp., was incorporated in the State of Nevada on May 9, 2014. We were formed to engage in the distribution of metal cookware made from stainless steel from China to the markets of Europe and Commonwealth of Independent States (CIS) countries. In connection with a change of control transaction that closed on August 28, 2015, we appointed a new executive management team and changed our planned business operations. On March 30, 2016, the Company, GLOBAL INTERNATIONAL HOLDINGS LTD. (“BVI1”), a British Virgin Islands corporation, its wholly owned subsidiary GLOBAL TECHNOLOGY CO., LTD. (“BVI2”), a British Virgin Islands corporation entered into and consummated the Share Exchange Agreement pursuant to which BVI1 (its sole director, who has the voting and dispositive power of the shares of BVI1 is CHOW, Chun Yu Leeds), as the sole shareholder of BVI2, received 50,000,000 newly issued shares of the Company’s Common Stock (84.0% upon the completion of the Share Exchange) and a convertible note issued convertible into 150,000,000 shares of Common Stock upon the Company’s completion of its increase of the authorized shares by September 30, 2016, in exchange for its ownership in BVI2 and its subsidiaries and the control over Avi-Trip formed by the VIE Agreements entered into by and between WFOE and Avi-Trip. BVI2 owns 100% of  HUATIAN GLOBAL LIMITED  (“HGL”), a Hong Kong corporation, which owns 100% of  TIANHE GROUP (HK) LIMITED  (“THGL”), a Hong Kong corporation, which owns 100% of  JIERUN CONSULTING MANAGEMENT CO., LTD.  (“WFOE”) a foreign investment enterprise organized under the laws of the People’s Republic of China (“PRC”), which had entered into various contractual agreements known as variable interest entity (“VIE”) agreements with  ANHUI AVI-TRIP TECHNOLOGY CO., LTD.  (“Avi-Trip”), a corporation incorporated on October 15, 2014, under the laws of the PRC. The VIE agreements provide WFOE with management control and rights to the profits of Avi-Trip. The VIE agreements include: (1) an Exclusive Service Agreement by and between WFOE and Avi-Trip, entitling WOFE to receive substantially all of the economic benefits of Avi-Trip in consideration for services provided by WFOE to Avi-Trip; (2) a Call Option Agreement by and among the shareholders of Avi-Trip, Jie Wei Wei and Han Yanliang, allowing WFOE to acquire all of Avi-Trip’s shares as permitted by PRC law; (3) a Voting Rights Proxy Agreement providing WFOE with the all of the voting rights of Avi-Trip’s shareholders; and (4) an Equity Pledge Agreement pledging the shares in Avi-Trip to WFOE.

BVI1 never instructed the secretary and authorized agent to effectuate a change of registered shareholder of BVI2 from BVI1 being the sole shareholder to the Company being the sole shareholder. Additionally, the Company was unable to exercise control over BVI2, HGL, THGL, WFOE, and Avi-Trip subsequent to the execution of the Share Exchange Agreement. Furthermore, the Company was neither able to secure substantive control over the use and disposition of the assets of BVI2, HGL, THGL, WFOE and Avi-Trip nor exercise control over the accounting and finance department of BVI2, HGL, THGL, WFOE, and Avi-Trip in order to procure relevant financial information for financial reporting purposes; accordingly, the Company was unable to timely file Form 10-Qs for the quarters ended March 31, 2016, September 30, 2016, and December 31, 2016, March 31, 2017 and Form 10-K for the fiscal year ended September 30, 2016.

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

RESULTS OF OPERATIONS

Results of Operation for the year ended September 30, 2017 compared with the year ended September 30, 2016

Total Revenue

We did not generate any revenue for the year ended September 30, 2017. We generated revenue of $0 during the year ended September 30, 2016 because there was no operation..

Net Income

Our net loss for the year ended September 30, 2017 was $353,718 compared to $95,595,347 for the year ended September 30, 2016 such decrease can be explained by stock issuances. Please refer “Change in Company’s name and reverse stock split” under National Art Exchange, Inc. Notes to Financial Statements for more stock issuance information.

During the three months ended September 30, 2017, we incurred general and administrative expenses and professional fees of $353,718. During the three months ended September 30, 2016, we incurred general and administrative expenses of $171,722. General and administrative and professional expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had a working capital surplus of $4,750compared to a working capital deficit of $171,732 as of September 30, 2016. As of September 30, 2017, our current assets were $15,150 compared to $241,949 as of September 30, 2016. As of September 30, 2016, our current liabilities were $10,400compared to $413,681 as of September 30, 2016. Current liabilities were composed of related party payables of $410,200.

Accumulated deficit increased from a deficit of $95,627,657 as of September 30, 2016 to a deficit of $95,981,375 as of September 30, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended September 30, 2017, net cash flows used in operating activities was $357,199, consisting of decrease in accrued liability of $3,481.

Cash Flows from Financing Activities

For the year ended September 30, 2017, Non-Cash Financing Activities was $130,400, consisting of $130,400 shares issued and $10,400 loan from director.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

This Item is not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

National Art Exchange, Inc.

(formerly known as Tianhe Union Holdings Limited and Lissome Trade Corp.)

Financial Statements

As of September 30, 2017 and 2016

To the Board of Directors and
Stockholders of National Art Exchange, Inc. (f/k/a Tianhe Union Holdings Limited)

We have audited the accompanying balance sheets of National Art Exchange, Inc. (f/k/a Tianhe Union Holdings Limited) (the “Company”) as of September 30, 2017 and 2016, as well as the related statements of operations, stockholders’ equity /(deficiency), and cash flows for each year in the two-year period ended September 30, 2017. The Company’s management is responsible for the accuracy of these financial statements. Our responsibility is to, based on our audits, express our opinion regarding these financial statements.

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

In our opinion, the Company’s financial statements for the periods referred to above present fairly, in all material respects, the Company’s financial position as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each year in the two-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California	WWC, P.C.
January 11, 2018	Certified Public Accountants

National Art Exchange, Inc.

Balance Sheets

As of September 30, 2017 and 2016

(Stated in U.S. Dollars)

	September 30,	September 30,
	2017	2016
ASSETS

Current assets
Cash and Cash Equivalents	$15,150	$241,949
Total assets	$15,150	$241,949

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Related Party payables	$10,400	$410,200
Accrued liabilities	-	3,481
Total liabilities	10,400	413,681

Stockholders’ equity/(deficiency)
Common stock, $0.001 par value: 150,000,000 shares authorized, 100,288,079 and 288,079 shares issued and outstanding as of September 30, 2017 and 2016, respectively.	288	288
Additional paid-in capital	95,865,837	95,455,637
Shares to be issued	120,000	-
Accumulated deficit	(95,627,657)	(95,627,657)
Total stockholders’ equity/(deficiency)	4,750	(171,732)

Total liabilities and stockholders’ deficiency	$15,150	$241,949

The accompanying notes are an integral part of these financial statements

National Art Exchange, Inc.

Statements of Operations

For the years ended September 30, 2017 and 2016

(Stated in U.S. Dollars)

	Year ended	Year ended
	September 30,	September 30,
	2017	2016

Revenue	$-	$-

General and administrative expenses	353,718	171,722

Loss from operations	(353,718)	(171,722)

Other expense	-	(95,423,625)

Loss before income tax	(353,718)	(95,595,347)

Income tax	-	-

Net loss	$(353,718)	$(95,595,347)

Loss per share
- Basic	$(0.08)	$(496.65)
- Diluted	$(0.08)	$(496.65)

Weighted average number of shares
- Basic	4,420,310	192,480
- Diluted	4,420,310	192,480

The accompanying notes are an integral part of these financial statements

National Art Exchange, Inc.

Statements of Changes in Stockholders’ Deficiency

For the years ended September 30, 2017 and 2016

(Stated in U.S. Dollars)

	Common		Additional	Shares		Total
	Stock	Common	Paid-in	to be	Accumulated	Stockholders’
	Outstanding	Stock	Capital	issued	Deficit	Deficiency

Balance at October 1, 2015	9,530,000	9,530	22,770	-	(32,310)	(10)
				-
100-to-1 Reverse split	(28,519,421)	(28,520)	28,520	-	-	-
Investment in BVI2 group (note 1)	50,000,000	50,000	247,450,000		-	247,500,000
Shares cancelled	(30,722,500)	(30,722)	(152,045,653)	-	-	25,300
Net Loss for the year	-	-	-		(95,595,347)	(95,595,347)
Balance at September 30, 2016	288,079	$288	$95,455,637	-	$(95,627,657)	$(171,732)

Balance at October 1, 2016	288,079	288	95,455,637	-	(95,627,657)	(171,732)

Shares issued for share exchange agreement*	100,000,000	-	-	-	-	-
Shares to be issued for cash received	-	-	-	120,000	-	120,000
Forgiveness of debt by related party	-	-	410,200	-	-	410,200
Net Loss for the year	-	-	-	-	(353,718)	(353,718)

Balance at September 30, 2017	100,288,079	$288	$95,865,837	120,000	$(95,981,375)	$(4,750)

The accompanying notes are an integral part of these financial statements

*  These shares are subsequently cancelled upon termination of agreement after balance sheet date.

See note 1.

National Art Exchange, Inc.

Statements of Cash Flows

For the years ended September 30, 2017 and 2016

(Stated in U.S. Dollars)

	Year ended	Year ended
	September 30,	September 30,
	2017	2015

Cash flows from operating activities
Net loss	$(353,718)	$(95,595,347)
Adjustments to reconcile net income to cash generated by operating activities:
Adjustment as a result from investment loss	-	95,423,625
Changes in operating assets and liabilities
(Decrease) Increase in accrued liabilities	(3,481)	3,481
Cash flows used in operating activities	(357,199)	(168,241)

Cash flows from financing activities
Proceeds from shares to be issued	120,000	-
Proceeds from loan from director	10,400	380,023
Cash flows provided by financing activities	130,400	380,023

(Decrease) Increase in cash and cash equivalents	(226,799)	211,782
Cash and cash equivalents – Beginning of period	241,949	30,167
Cash and cash equivalents – End of period	$15,150	$241,949

Non-cash financing activities

Waiver of debt by related party in the amount of $410,200.

The accompanying notes are an integral part of these financial statements

National Art Exchange, Inc.

Notes to Financial Statements

(Stated in U.S. Dollars)

1.            NATURE OF OPERATION AND ORGANIZATION HISTORY

National Art Exchange, Inc. (f/k/a Tianhe Union Holdings Limited) (the “Company”) was incorporated in Nevada on May 9, 2014. The Company currently does not have any operations.

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

BVI1 never instructed the secretary and authorized agent to effectuate a change of registered shareholder of BVI2 from BVI1 being the sole shareholder to the Company being the sole shareholder. Additionally, the Company was unable to exercise control over BVI2, HGL, THGL, WFOE, and Avi-Trip subsequent to the execution of the Share Exchange Agreement. Furthermore, the Company was neither able to secure substantive control over the use and disposition of the assets of BVI2, HGL, THGL, WFOE and Avi-Trip nor exercise control over the accounting and finance department of BVI2, HGL, THGL, WFOE, and Avi-Trip in order to procure relevant financial information for financial reporting purposes; accordingly, the Company was unable to timely file Form 10-Qs for the quarters ended March 31, 2016, June 30, 2016, and December 31, 2016, and Form 10-K for the fiscal year ended September 30, 2017.

National Art Exchange, Inc.

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

Change in Company’s name and reverse stock split

On August 8, 2017, the Company filed a certificate of amendment to (i) a change of the Company’s name to National Art Exchange, Inc. (the “Name Change”), (ii) an increase of the number of the Company’s authorized common stock from 75,000,000 to 150,000,000 (the “Increase of Authorized Stock”), par value $0.001 per share (the “Common Stock”), and (iii) a 100 to 1 reverse stock split of the outstanding Common Stock of the Company (the “Reverse Stock Split”). All references in the financial statements to share and per share data have been adjusted, including historical data which have been retroactively adjusted, to give effect to the reverse stock split unless specified otherwise.

Enter into a share exchange agreement and terminated subsequent to balance sheet date

On September 15, 2017, a certain share exchange agreement (the “Agreement”) was entered into by and among the registrant, National Art Exchange, Inc., a Nevada corporation (the “PubCo” or the “Company”), National Art Exchange LLC, a Delaware (the “DECo”), and the members of DECo (collectively, “DECo Members”, together with the Pubco and DECo, the “Parties”), whereby, upon execution of the Agreement, in exchange for the DECo Interests (the “Exchange”), PubCo issued to the DECo Members an aggregate of 100,000,000 newly issued shares of Common Stock (the “Exchange Shares”).

On October 31, 2017, the parties entered into a Termination Agreement and Release (the “Termination Agreement”). The Termination Agreement terminates the Agreement and any and all related agreements (collectively, the “Transaction Documents”) and rescinds the Exchange. Pursuant to the Termination Agreement, all of the shares of Exchange Shares issued by the PubCo are cancelled, and all of the DECo Interests received by the PubCo pursuant to the Transaction Documents are cancelled and returned to the DECo Members. The transaction contemplated in the Agreement closed on the same day.

National Art Exchange, Inc.

Notes to Financial Statements

(Stated in U.S. Dollars)

Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement (the “SPA”) with DECo, a related party of the Company, or its designee(s) (the “Investor”), dated October 31, 2017. Pursuant to the SPA, Investor purchased 100,000,000 shares of the common stock of the Company, par value $0.001 per share, for an aggregate price of $320,000 (the “Shares”) in a private sale transaction (the “Private Sale”). The Private Sale contemplated in the SPA closed on the same day. As of September 30, 2017, the Company has received $120,000 for the purchase of shares.

The Shares issued in the Private Sale are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

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

National Art Exchange, Inc.

Notes to Financial Statements

(Stated in U.S. Dollars)

(c)	Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since its inception on May 9, 2014, resulting in an accumulated deficit of $95,981,375 as of September 30, 2017, and further losses may be incurred during the continued development of its business. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. As of September 30, 2017, the Company's bank deposits did not exceed the insured amounts.

(f)	Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with ASC-260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to holders of our Common Stock by the weighted average number of outstanding shares of Common Stock during the period. Diluted loss per share gives effect to all dilutive potential shares of Common Stock outstanding during the period. Dilutive loss per share excludes all potential issuances of shares of Common Stock if their effect is anti-dilutive. Except for the note that is convertible into 150 million shares of the Company’s Common Stock, there were no potentially dilutive debt or equity securities outstanding during the period from the inception (May 9, 2014) of the Company through September 30, 2017.

National Art Exchange, Inc.

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

As of September 30, 2017, the Company has not issued any stock-based payments to its employees.

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

National Art Exchange, Inc.

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

National Art Exchange, Inc.

Notes to Financial Statements

(Stated in U.S. Dollars)

3.	RELATED PARTY TRANSACTIONS

As of December 31, 2016, a former director had advanced funds in the total amount of $410,200 to the Company to fund general corporate activities. The advances were non-interest bearing, due upon demand and unsecured. On December 31, 2016, the former director agreed to waive his creditor’s right against the company in the full amount of $410,200. Accordingly, the debt owed to the former director was credited to the Company’s additional paid in capital.

From January 1, 2017 to September 30, 2017, a current shareholder had advanced funds in the total amount of $10,400 to fund general corporate activities. The advances were non-interest bearing, due upon demand and unsecured.

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

On March 30, 2016, the Company issued 50,000,000 shares of Common Stock in connection with the acquisition as discussed in Note 1 and subsequently 30,277,500 were cancelled.

On August 8, 2017, the Company filed a certificate of amendment to increase the number of the Company’s authorized common stock from 75,000,000 to 150,000,000 with par value of $0.001 per share, and executed a 100 to 1 reverse stock split of the outstanding Common Stock of the Company. After the reverse split became effective, the Company’s outstanding common stock decreased from 28,807,500 shares to 288,079 shares.

On September 15, 2017, the Company issued to an aggregate of 100,000,000 newly issued shares of Common Stock as a result of a share exchange agreement. The agreement was subsequently terminated on October 31, 2017. The shares are outstanding as of September 30, 2017 but are subsequently terminated after balance sheet date.

The Company entered into a Securities Purchase Agreement (the “SPA”) with DECo, a related party of the Company, or its designee(s) (the “Investor”), dated October 31, 2017. Pursuant to the SPA, Investor purchased 100,000,000 shares of the common stock of the Company, par value $0.001 per share, for an aggregate price of $320,000 (the “Shares”) in a private sale transaction (the “Private Sale”). The Private Sale contemplated in the SPA closed on the same day. As of September 30, 2017, the Company has received $120,000 for the purchase of shares.

As of September 30, 2017, the Company had 100,288,709 shares of Common Stock issued and outstanding.

National Art Exchange, Inc.

Notes to Financial Statements

(Stated in U.S. Dollars)

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

As of September 30, 2017 and 2016, the Company has accumulated net losses of $95,981,375 and $95,627,657, respectively. The deferred tax assets will begin to expire in 2025. A significant portion of these losses were related to stock issuances. The Company will assess the deductibility of such losses.

The net losses before income taxes and its provision for income taxes as follows:

	For the years ended September 30,
	2017	2016

Net loss before income tax	$(353,718)	$(95,595,347)

Tax expenses (benefit) at the statutory tax rate	(120,264)	(32,502,418)

Tax effects of:
Valuation allowance	120,264	32,502,418

Income tax benefit	$-	$-

National Art Exchange, Inc.

Notes to Financial Statements

(Stated in U.S. Dollars)

Deferred tax asset is calculated based on the statutory average rate of 34%. A 100% valuation was taken as the realization of the NOL is more likely than not.

	As of September 30,
	2017	2016
Deferred tax asset:

Net operating losses (NOLs ) carryforwards:	32,633,667	32,513,403
Valuation allowance	(32,633,667)	(32,513,403)
Deferred tax assets, net:	-	-

7.	LOSS PER SHARE

	For the years ended September 30,
	2017	2016
Loss per share numerator
Loss for the year attributable to owners of the Company	$(353,718)	$(95,595,347)

Diluted loss per share numerator
Loss for the year attributable to owners of the Company	$(353,718)	$(95,595,347)

Basic loss per share denominator
Original shares:	288,079	95,300
Additions from actual events:
- Issuance of common stock, weighted	4,132,231	97,180
Basic weighted average shares outstanding	4,420,310	192,480

Diluted loss per share denominator
Basic weighted average shares outstanding	4,420,310	192,480
Diluted weighted average shares outstanding	4,420,310	192,480

Loss per share
- Basic	$(0.08)	$(496.65)
- Diluted	$(4.97)	$(0.00)

Weighted average shares outstanding
- Basic	4,420,310	192,480
- Diluted	4,420,310	192,480

For the periods presented, there is no dilutive securities that could potentially dilute loss per shares that is not included in the computation because the effect was antidilutive.

National Art Exchange, Inc.

Notes to Financial Statements

(Stated in U.S. Dollars)

8.	SUBSEQUENT EVENTS

1)	Enter into a share exchange agreement and terminated subsequent to balance sheet date

On September 15, 2017, a certain share exchange agreement (the “Agreement”) was entered into by and among the registrant, National Art Exchange, Inc., a Nevada corporation (the “PubCo” or the “Company”), National Art Exchange LLC, a Delaware (the “DECo”), and the members of DECo (collectively, “DECo Members”, together with the Pubco and DECo, the “Parties”), whereby, upon execution of the Agreement, in exchange for the DECo Interests (the “Exchange”), PubCo issued to the DECo Members an aggregate of 100,000,000 newly issued shares of Common Stock (the “Exchange Shares”).

On October 31, 2017, the parties entered into a Termination Agreement and Release (the “Termination Agreement”). The Termination Agreement terminates the Agreement and any and all related agreements (collectively, the “Transaction Documents”) and rescinds the Exchange. Pursuant to the Termination Agreement, all of the shares of Exchange Shares issued by the PubCo are cancelled, and all of the DECo Interests received by the PubCo pursuant to the Transaction Documents are cancelled and returned to the DECo Members. The transaction contemplated in the Agreement closed on the same day.

2)	Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement (the “SPA”) with DECo, a related party of the Company, or its designee(s) (the “Investor”), dated October 31, 2017. Pursuant to the SPA, Investor purchased 100,000,000 shares of the common stock of the Company, par value $0.001 per share, for an aggregate price of $320,000 (the “Shares”) in a private sale transaction (the “Private Sale”). The Private Sale contemplated in the SPA closed on the same day. As of September 30, 2017, the Company has received $120,000 for the purchase of shares.

The Shares issued in the Private Sale are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

At the conclusion of the period ended September 30, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of September 30, 2017, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers, as well as their ages and the positions they held as of September 30, 2017, are set forth below. Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified. All of our officers serve at the discretion of our Board of Directors. There are no family relationships among our executive officers and directors.

Name	Age	Position
Qingxi Meng	27	Chairman, CEO, & President
Ming Yi	37	Chief Financial Officer & Director
Xinqian Zhang	27	Secretary of the Board & Director
Xingtao Zhou	38	Director
Xue He	30	Director

Qingxi Meng, President, Chairman, CEO, & President Mr. Meng has served as the manager assistant of Soooner Technology from December 2014 to August 2016. Soooner Technology is a high-tech company focusing on the development of HD video network. From October 2013 to January 2015, Mr. Meng served as a self-employed overseas purchasing agent. From July 2012 to September 2013, Mr. Meng served as the project manager assistant of MLA Technology Group, an information technology company. Mr. Meng obtained a bachelor degree in Accounting from Queens College in New York.

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

Xingtao Zhou, Director Xingtao Zhou has served as the Curator in Cang Bao Ge Arts Co., Ltd since 2012. From 2009 to 2012, Mr. Zhou served as the president of Yi Hua Cultural Diffusion Co., Ltd. Mr. Zhou served as the curator of the Yin Yuan Min Su Museum from 2003 to 2009 and as the vice curator from 1999 to 2003. Mr. Zhou obtained a bachelor in International Business of Southwestern University of Finance and Economics.

Xue He, Director Xue He has served as the sales manager of Happiness Furniture since November 2013. From May 2012 to September 2013, Ms. He served as the administrator of MLA Technology Group. From December 2011 to April 2012, Ms. He served as the manager’s assistant of New York Life, an insurance company. Ms. He served as the sales manager from September 2009 to December 2011and as a salesperson from February 2009 to September 2009 at Rosewood Home Furnishing. Ms. He obtained dual bachelors in Accounting and Economics of Queens College in New York.

Employees.

As of the date hereof, the Company has no employees.

Committees of the Board of Directors

We are currently quoted on the OTC Pink under the symbol “NAEX.” The OTCPK does not have any requirements for establishing any committees. For this reason, we have not established any committees. All functions of an audit committee, nominating committee and compensation committee are and have been performed by our board of directors.

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

Item 11. Executive Compensation

Currently, Mr. Xingtao Zhou has entered into an independent director agreement (the “Zhou Offer Letter”, Exhibits 10.1 from Form 8-K, June 9th, 2017) with the Company, which sets his annual compensation at $36,000 per year and establishes other terms and conditions governing his service on the Company’s Board. Ms. Xue He has entered into an independent director agreement (the “He Offer Letter”, Exhibits 10.2) with the Company, which sets her annual compensation at $36,000 per year and establishes other terms and conditions governing her service on the Company’s Board. Mr. Qingxi Meng has entered into an executive officer agreement (the “Meng Offer Letter”) with the Company, which sets his annual compensation at $40,000 per year and establishes other terms and conditions governing his service as the President, CEO and the Chairman of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth information on the beneficial ownership of our Common Stock as of January 3, 2018, based on the current beneficial ownership of our Common Stock by the individuals who are our executive officers and directors and greater than 5% stockholders. Beneficial ownership is determined according to rules of the SEC governing the determination of beneficial ownership of securities. A person is deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner(1)	Number of Shares and Nature of Beneficial Ownership	Percent of Common Stock Outstanding

Qingxi Meng	65,000,000	65%
Ming Yi	120,000	0.12%
Xinqian Zhang	0	0%
Xingtao Zhou	0	0%
Xue He	0	0%
Hongxia Zhao	5,000,000	5%
Tianyi Wang	5,000,000	5%
Shengnan Lin	5,000,000	5%
All directors and executive officers as a group (4 persons)	65,120,000	65.12%

(1)	Unless otherwise indicated, the business address of each beneficial owner is c/o 40 Wall Street, 28th Floor, Unit 2851, New York, NY 10005

* Less than 1%

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

There was one transaction to which we have, or any of our subsidiaries has been a party, in which the amount involved in the transaction exceeded $120,000 and in which any of our directors or executive officers or holders (or immediate family members of holders) of more than five percent of our capital stock had or will have a direct or indirect material interest. Specifically, a former director had advanced funds in the total amount of $410,200 to the Company to fund general corporate activities. The advances were non-interest bearing, due upon demand and unsecured. On December 31, 2016, the former director agreed to waive his creditor’s right against the company in the full amount of $410,200. Accordingly, the debt owed to the former director was credited to the Company’s additional paid in capital

Director Independence

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the years ended September 30, 2017 and 2016, we were billed approximately $25,000 and $5,000, respectively, for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For the years ended September 30, 2017 and 2016, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For the years ended September 30, 2017 and 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the years ended September 30, 2017 and 2016.

The Company does not currently have a separate audit committee. Rather, the whole board serves as the audit committee. Our board has reviewed and approved the above fees for all of the services described in items (1), and believes such fees are compatible with the independent registered public accountants’ independence.

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1) Our Financial Statements are listed on page F-1 of this Annual Report.

(2) Financial Statement Schedules:

None

(3) Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Title of Document

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2014).

3.1	Certificate of Amendment Pursuant to Nevada Revised Statutes Section 78.385 and 78.390, as filed with the Secretary of State of the State of Nevada

3.2	Certificate of Correction, as filed with the Secretary of State of the State of Nevada

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2014).

3.3	Articles of Merger filed with the Secretary of State of Nevada on September 8, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2015).

4.1	Convertible Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016), cancelled as of the date of this report.

10.1	Share Exchange Agreement dated March 30, 2016, by and among the Company, Global International Holdings Ltd. and Global Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.1	Executive Officer and Director Offer Letter, dated August 24, 2017, by and between the Company and Qingxi Meng

10.1	Director Offer Letter, dated June 9, 2017, by and between the Company and Xingtao Zhou.

10.1	Termination Agreement and Release, dated October 31, 2017, by and among the Company and National Art Exchange LLC, and members of National Arts Exchange LLC.

10.2	Director Offer Letter, dated June 9, 2017, by and between the Company and Xue He.

10.2	English translation of the Management and Consulting Service Agreement dated February 16, 2016, by and between Anhui Avi-trip Technology Co., Ltd. and Jierun Consulting Management (Shenzhen) Co., Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.3	English translation of the Option Agreement dated February 16, 2016, by and among Jierun Consulting Management (Shenzhen) Co., Ltd., Anhui Avi-trip Technology Co., Ltd., and the two shareholders of Anhui Avi-trip Technology Co., Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.4	English translation of the Equity Pledge Agreement dated February 16, 2016, by and among Jierun Consulting Management (Shenzhen) Co., Ltd., Anhui Avi-trip Technology Co., Ltd., and the two shareholders of Anhui Avi-trip Technology Co., Ltd. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.5	English translation of the Shareholders Voting Rights Proxy Agreement dated February 16, 2016, by and among Jierun Consulting Management (Shenzhen) Co., Ltd., Anhui Avi-trip Technology Co., Ltd., and the two shareholders of Anhui Avi-trip Technology Co., Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.6	Termination Agreement on Management and Consulting Services Agreement (incorporated by reference to Exhibit A of the Company’s Information Statement on Schedule 14C filed with the SEC on August 9, 2016).

10.7	Termination Agreement on Option Agreement (incorporated by reference to Exhibit B of the Company’s Information Statement on Schedule 14C filed with the SEC on August 9, 2016).

10.8	Termination Agreement on Voting Right Proxy Agreement (incorporated by reference to Exhibit C of the Company’s Information Statement on Schedule 14C filed with the SEC on August 9, 2016).

10.9	Termination Agreement on Equity Pledge Agreement (incorporated by reference to Exhibit D of the Company’s Information Statement on Schedule 14C filed with the SEC on August 9, 2016).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ART EXCHANGE, INC.

Date: January 11, 2018	By:	/s/ Qingxi Meng
Qingxi Meng
Chairman, CEO, & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Qingxi Meng	CEO & President	January 11, 2018
Qingxi Meng	Chairman

/s/ Ming Yi	Chief Financial Officer (principal financial	January 11, 2018
Ming Yi	officer and principal accounting officer)

/s/ Xinqian Zhang	Director	January 11, 2018
Xinqian Zhang