Form 10-K/A
period 2017-09-30
National Art Exchange, Inc.
filed 2018-02-12
CIK 1619870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our annual report on Form 10-K (the “Amendment”) pursuant to a SEC comment letter, dated February 1, 2018, to update certain disclosures in the Form 10-K filed with the SEC on January 12, 2018 (the “Original Report”). Pursuant to the SEC comments, we are filing this Amendment to present additional information required by Item 9A—Controls and Procedures.

Except as described above, no other updates have been made to the Original Report. The Original Report continues to speak as of the date of the Original Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Report.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

At the conclusion of the period ended September 30, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of September 30, 2017, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our system of internal control over financial reporting as of September 30, 2017, the last day of our fiscal year 2017. This assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on management's evaluation under the 2013 COSO framework, management concluded that the Company's internal controls over financial reporting were not effective as of September 30, 2017.

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.        As of September 30, 2017, we did not maintain effective controls over the control environment. Specifically, we have not developed a framework for accounting policies and procedures. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.       As of September 30, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements, incorporated by reference to the Form 10-K filed on January 12, 2018.

(b)	Exhibits:

Exhibit No.	Title of Document

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2014).

3.1	Certificate of Amendment Pursuant to Nevada Revised Statutes Section 78.385 and 78.390, as filed with the Secretary of State of the State of Nevada

3.2	Certificate of Correction, as filed with the Secretary of State of the State of Nevada

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2014).

3.3	Articles of Merger filed with the Secretary of State of Nevada on September 8, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2015).

4.1	Convertible Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016), cancelled as of the date of this report.

10.1	Share Exchange Agreement dated March 30, 2016, by and among the Company, Global International Holdings Ltd. and Global Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.1	Executive Officer and Director Offer Letter, dated August 24, 2017, by and between the Company and Qingxi Meng

10.1	Director Offer Letter, dated June 9, 2017, by and between the Company and Xingtao Zhou.

10.1	Termination Agreement and Release, dated October 31, 2017, by and among the Company and National Art Exchange LLC, and members of National Arts Exchange LLC.

10.2	Director Offer Letter, dated June 9, 2017, by and between the Company and Xue He.

10.2	English translation of the Management and Consulting Service Agreement dated February 16, 2016, by and between Anhui Avi-trip Technology Co., Ltd. and Jierun Consulting Management (Shenzhen) Co., Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.3	English translation of the Option Agreement dated February 16, 2016, by and among Jierun Consulting Management (Shenzhen) Co., Ltd., Anhui Avi-trip Technology Co., Ltd., and the two shareholders of Anhui Avi-trip Technology Co., Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.4	English translation of the Equity Pledge Agreement dated February 16, 2016, by and among Jierun Consulting Management (Shenzhen) Co., Ltd., Anhui Avi-trip Technology Co., Ltd., and the two shareholders of Anhui Avi-trip Technology Co., Ltd. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.5	English translation of the Shareholders Voting Rights Proxy Agreement dated February 16, 2016, by and among Jierun Consulting Management (Shenzhen) Co., Ltd., Anhui Avi-trip Technology Co., Ltd., and the two shareholders of Anhui Avi-trip Technology Co., Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2016).

10.6	Termination Agreement on Management and Consulting Services Agreement (incorporated by reference to Exhibit A of the Company’s Information Statement on Schedule 14C filed with the SEC on August 9, 2016).

10.7	Termination Agreement on Option Agreement (incorporated by reference to Exhibit B of the Company’s Information Statement on Schedule 14C filed with the SEC on August 9, 2016).

10.8	Termination Agreement on Voting Right Proxy Agreement (incorporated by reference to Exhibit C of the Company’s Information Statement on Schedule 14C filed with the SEC on August 9, 2016).

10.9	Termination Agreement on Equity Pledge Agreement (incorporated by reference to Exhibit D of the Company’s Information Statement on Schedule 14C filed with the SEC on August 9, 2016).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ART EXCHANGE, INC.

Date: February 8, 2018	By:	/s/ Qingxi Meng
Qingxi Meng
Chairman, CEO, & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Qingxi Meng	CEO & President	February 8, 2018
Qingxi Meng	Chairman

/s/ Ming Yi	Chief Financial Officer (principal financial	February 8, 2018
Ming Yi	officer and principal accounting officer)

/s/ Xinqian Zhang	Director	February 8, 2018
Xinqian Zhang