Form 10-Q
period 2017-12-31
National Art Exchange, Inc.
filed 2018-02-20
CIK 1619870

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2017

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 333-199967

National Art Exchange, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-1549749
(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification number)

200 Vesey Street, 24FL, Unit 24196

New York, NY 10080

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 15, 2018, the Company has 100,288,079 issued and outstanding shares of common stock, par value $0.001 per share.

TIANHE UNION HOLDINGS LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

National Art Exchange, Inc.

(formerly known as Tianhe Union Holdings Limited)

Financial Statements

As of and for the three-month period ended December 31, 2017 and the year ended September 30, 2017

1

National Art Exchange, Inc.

(f/k/a Tianhe Union Holdings Limited)

Condensed Balance Sheets

As of December 31, 2017, and September 30, 2017

(Unaudited)

(Stated in U.S. Dollars)

	December 31,	September 30,
	2017	2017
ASSETS

Current assets
Cash and cash equivalents	$132,151	$15,150
Related party receivables	8,076	-
Total assets	$140,227	$15,150

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Related party payables	$38,594	$10,400
Accrued liabilities	-	-
Total liabilities	38,594	10,400

Stockholders’ equity
Common stock, $0.001 par value: 150,000,000 shares authorized, 100,288,079 and 100,288,079 shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively.	288	288
Additional paid-in capital	95,865,837	95,865,837
Shares to be issued	320,000	120,000
Accumulated deficit	(96,084,492)	(95,981,375)
Total stockholders’ equity	101,633	4,750

Total liabilities and stockholders’ equity / (deficiency)	$140,227	$15,150

See Accompanying Notes to the Financial Statements

National Art Exchange, Inc.

(f/k/a Tianhe Union Holdings Limited)

Condensed Statements of Operations

For the three-month periods ended December 31, 2017 and 2016

(Unaudited)

(Stated in U.S. Dollars)

	For the three-month Periods ended December 31,
	2017	2016

Revenue	$-	$-

General and administrative expenses	103,117	78,492

Loss from operations	(103,117)	(78,492)

Interest income	2	-

Loss before income tax	(103,115)	(78,492)

Income tax	-	-

Net loss	$(103,115)	$(78,492)

Loss per share
- Basic	$(0.00)	$(0.27)
- Diluted	$(0.00)	$(0.27)

Weighted average number of shares
- Basic	100,288,079	288,075
- Diluted	100,288,079	288,075

See Accompanying Notes to the Financial Statements

National Art Exchange, Inc.

(f/k/a Tianhe Union Holdings Limited)

Condensed Statements of Cash Flows

For the three-month periods ended December 31, 2017 and 2016

(Unaudited)

(Stated in U.S. Dollars)

	For the three-month periods ended December 31,
	2017	2016

Cash flows from operating activities
Net loss	$(103,115)	$(78,492)
Adjustments to reconcile net income to cash generated by operating activities:
Changes in operating assets and liabilities
Increase in related party receivable	(8,076)	-
Decrease in accrued liabilities	-	(3,481)
Cash flows used in operating activities	(111,191)	(81,973)

Cash flows from financing activities
Advances from related parties	39,068	-
Repayment to related parties	(10,876)	-
Proceeds from shares to be issued	200,000	-
Cash flows provided by operating activities	228,192	-

(Decrease) Increase in cash and cash equivalents	117,001	(81,973)
Cash and cash equivalents – Beginning of period	15,150	241,949
Cash and cash equivalents – End of period	$132,151	$159,976

Non-cash financing activities
Waiver of debt by related party in the amount of $410,200.

Cash payments for:
Interest expense	-	-
Income tax	-	-

See Accompanying Notes to the Financial Statements

National Art Exchange, Inc.

(f/k/a Tianhe Union Holdings Limited)

Notes to Condensed Financial Statements

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

Enter into a share exchange agreement and subsequently terminated

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

Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement (the “SPA”) with DECo, a related party of the Company, or its designee(s) (the “Investor”), dated October 31, 2017. Pursuant to the SPA, Investor purchased 100,000,000 shares of the common stock of the Company, par value $0.001 per share, for an aggregate price of $320,000 (the “Shares”) in a private sale transaction (the “Private Sale”). The Private Sale contemplated in the SPA closed on the same day. As of December 31, 2017, the Company has received the consideration for the purchase of shares.

The Shares issued in the Private Sale are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

National Art Exchange, Inc.

(f/k/a Tianhe Union Holdings Limited)

Notes to Condensed Financial Statements

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

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since its inception on May 9, 2014, resulting in an accumulated deficit of $95,981,375 as of December 31, 2017, and further losses may be incurred during the continued development of its business. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. As of December 31, 2017, the Company's bank deposits did not exceed the insured amounts.

National Art Exchange, Inc.

(f/k/a Tianhe Union Holdings Limited)

Notes to Condensed Financial Statements

(f)	Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with ASC-260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to holders of our Common Stock by the weighted average number of outstanding shares of Common Stock during the period. Diluted loss per share gives effect to all dilutive potential shares of Common Stock outstanding during the period. Dilutive loss per share excludes all potential issuances of shares of Common Stock if their effect is anti-dilutive. Except for the note that is convertible into 150 million shares of the Company’s Common Stock, there were no potentially dilutive debt or equity securities outstanding during the period from the inception (May 9, 2014) of the Company through December 31, 2017.

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

As of December 31, 2017, the Company has not issued any stock-based payments to its employees.

National Art Exchange, Inc.

(f/k/a Tianhe Union Holdings Limited)

Notes to Condensed Financial Statements

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

These unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending September 30, 2018.

The balance sheets and certain comparative information as of September 30, 2017 are derived from the audited financial statements and related notes for the year ended September 30, 2017 (“2017 Annual Financial Statements”), included in the Company’s 2017 Annual Report on Form 10-K. These unaudited interim condensed financial statements should be read in conjunction with the 2017 Annual Financial Statements.

(n)	Recent accounting pronouncements

On January 5, 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends U.S. GAAP guidance on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and it does not believe that the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

National Art Exchange, Inc.

(f/k/a Tianhe Union Holdings Limited)

Notes to Condensed Financial Statements

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

From January 1, 2017 to September 30, 2017, a current director had advanced funds in the total amount of $10,400 to fund general corporate activities. The advances were non-interest bearing, due upon demand and unsecured.

From October 1, 2017 to December 31, 2017, a current director and other related persons had advanced funds in the total amount of $39,068 to fund general corporate activities. During the same period, the Company repaid its related parties in the amount of $10,876. The advances were non-interest bearing, due upon demand and unsecured.

From October 1, 2017 to December 31, 2017, the Company prepaid funds to a current director in the total amount of $8,076 to pay certain expenses on behalf of the Company. These amounts are settled shortly after balance sheet date.

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

The Company entered into a Securities Purchase Agreement (the “SPA”) with DECo, a related party of the Company, or its designee(s) (the “Investor”), dated October 31, 2017. Pursuant to the SPA, Investor purchased 100,000,000 shares of the common stock of the Company, par value $0.001 per share, for an aggregate price of $320,000 (the “Shares”) in a private sale transaction (the “Private Sale”). The Private Sale contemplated in the SPA closed on the same day. As of December 31, 2017, the Company has received $320,000 for the purchase of shares.

As of December 31, 2017, the Company had 100,288,709 shares of Common Stock issued and outstanding.

National Art Exchange, Inc.

(f/k/a Tianhe Union Holdings Limited)

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

As of December 31, 2017, and September 30, 2017, the Company has accumulated net losses of $96,084,490 and $95,981,375, respectively. The deferred tax assets will begin to expire in 2025. A significant portion of these losses were related to stock issuances. The Company will assess the deductibility of such losses.

The net losses before income taxes and its provision for income taxes as follows:

	For the three-month ended December 31,
	2017	2016

Net loss before income tax	$(103,115)	$(78,492)

Tax expenses (benefit) at the statutory tax rate	(35,059)	(26,687)

Tax effects of:
Valuation allowance	35,059	26,687

Income tax benefit	$-	$-

Deferred tax asset is calculated based on the statutory average rate of 34%. A 100% valuation was taken as the realization of the NOL is more likely than not.

	As of
	December 31, 2017	September 30, 2016
Deferred tax asset:

Net operating losses (NOLs ) carryforwards:	32,668,727	32,663,667
Valuation allowance	(32,668,727)	(32,663,667)
Deferred tax assets, net:	-	-

National Art Exchange, Inc.

(f/k/a Tianhe Union Holdings Limited)

Notes to Condensed Financial Statements

6.       LOSS PER SHARE

	For the three months ended December 31,
	2017	2016
Loss per share numerator
Loss for the year attributable to owners of the Company	$(103,115)	$(78,492)

Diluted loss per share numerator
Loss for the year attributable to owners of the Company	$(103,115)	$(78,492)

Basic loss per share denominator
Original shares:	100,288,075	288,075
Additions from actual events:
- Issuance of common stock, weighted	-	-
Basic weighted average shares outstanding	100,288,075	288,075

Diluted loss per share denominator
Basic weighted average shares outstanding	100,288,075	288,075
Diluted weighted average shares outstanding	100,288,075	288,075

Loss per share
- Basic	$(0.00)	$(0.27)
- Diluted	$(0.00)	$(0.27)
Weighted average shares outstanding
- Basic	10,288,075	288,075
- Diluted	10,288,075	288,075

For the periods presented, there is no dilutive securities that could potentially dilute loss per shares that is not included in the computation because the effect was antidilutive.

7.       SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2017 through the date the financial statements were available to be issued and has determined that there were no subsequent events after December 31, 2017 which requires disclosure.

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

2

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

RESULTS OF OPERATIONS

 Three Months ended December 31, 2017 and 2016

Total Revenue

We did not generate any revenue for the three months ended December 31, 2017. We generated revenue of $0 during the three months ended December 31, 2017.

Net Income

Our net loss for the three months ended December 31, 2017 was $103,115 compared to $78,492 for the three months ended December 31, 2016. During the three months ended December 31, 2016, we have not generated any revenue.

During the three months ended December 31, 2017, we incurred general and administrative expenses and professional fees of $103,117. During the 3 months ended December 31, 2016, we incurred general and administrative expenses of $78,492. General and administrative and professional expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting costs

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017

As of December 31, 2017, our current assets were $140,227 compared to $15,150 as of September 30, 2017. As of December 31, 2017, our current liabilities were $38,594 compared to $ 10,400 as of September 30, 2017. Current liabilities were composed of related party payables of $410,200.

Stockholders’ equity decreased from a deficit of $96,084,492 as of September 30, 2017 to a deficit of $95,981,375 as of December 31, 2017.

3

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended December 31, 2017, net cash flows used in operating activities was $111,191, consisting of increase in related party receivable of $ 8,076.

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

a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended December 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of December 31, 2017, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2018	By:	/s/ Qingxi Meng
Qingxi Meng
President, Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)

Date: February 20, 2018	By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer (principal financial officer and principal accounting officer)

6