Form 10-Q
period 2018-03-31
National Art Exchange, Inc.
filed 2018-05-21
CIK 1619870

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2018

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 333-199967

National Art Exchange, Inc.

(Exact name of registrant as specified in its charter)

Nevada	30-0829385
(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification number)

200 Vesey Street, 24FL, Unit 24138

New York, NY 10281

(Address of principal executive offices and zip code)

+646-952-8680

(Registrant’s telephone number, including area code)

____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 16, 2018, the Company has 100,288,079 issued and outstanding shares of common stock, par value $0.001 per share.

NATIONAL ART EXCHANGE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

National Art Exchange Inc.

Consolidated Financial Statements

March 31, 2018

1

Contents	Page

Proforma Combined Balance Sheets	F-2

Proforma Combined Statements of Operations and Comprehensive Loss	F-3 to F-4

Notes to Financial Statements	F-5 to F-12

National Art Exchange Inc.

Consolidated Balance Sheet

As of March 31, 2018 and September 30, 2017

(Stated in U.S. dollars)

	March 31, 2018	September 30, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,875	$31,952
Prepaid expenses and other current assets	145,081	313,324
Prepaid taxes	29,017	-
Due from related parties	16,820	204,356
Total current assets	207,793	549,632

Non-current assets
Plant and equipment, net	398,931	2,544
Prepayment for furniture and fixtures	52,239	273,404
Total Assets	$658,963	$825,580

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and other payables	$19,083	$24,524
Customer deposits	144,747	60,058
Due to related parties	408,592	10,400
Total current liabilities	572,422	94,982

Total Liabilities	572,422	94,982

Stockholders’ Equity
Common stock	100,288	288
Additional paid in capital	1,833,397	1,833,397
Shares to be issued	40,000	120,000
Accumulated deficit	(1,888,522)	(1,217,337)
Accumulated other comprehensive income (loss)	1,378	(5,750)
Total Stockholders’ Equity	86,541	730,598

Total Liabilities and Stockholders’ Equity	$658,963	$825,580

See accompanying notes to financial statements

National Art Exchange Inc.

Statement of Operations and Comprehensive Loss

From October 1, 2017 to March 31, 2018

(Unaudited)

(Stated in U.S. dollars)

	Three months ended	Six months ended
	March 31, 2018	March 31, 2018
Net revenues	$-	$-
Cost of revenues	287,357	574,714
Gross loss	(287,357)	(574,714)

Operating expenses:
Selling and marketing	32,402	181,593
General and administrative	645,174	804,592
Total operating expenses	677,576	986,185

Operating loss	(964,933)	(1,560,899)

Other income (expenses):
Interest income	19	54

Loss before tax	(964,914)	(1,560,845)

Tax	-	-

Net loss	$(964,914)	$(1,560,845)

Other comprehensive income:
Foreign currency translation loss	(12,645)	7,128

Comprehensive loss	$(977,559)	$(1,553,717)

Loss per share
Basic and diluted loss per share	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding	100,288,079	100,288,079

See accompanying notes to financial statements

National Art Exchange Inc.

Statement of Cash Flows

From October 1, 2017 and March 31, 2018

(Unaudited)

(Stated in U.S. dollars)

From October 1, 2017 to March 31, 2018
Cash flows from operating activities
Net loss	$(1,560,845)
Depreciation of fixed assets	2,471
Decrease in accounts and other receivables	317,369
Increase in advance and prepayments to suppliers	(29,879)
Decrease in accounts and other payables	(66,117)
Net cash used in operating activities	(1,337,001)

Cash flows from investing activities
Purchases of plant and equipment	(410,683)
Prepayments for building construction and equipment	223,442
Net cash used in investing activities	(187,241)

Cash flows from financing activities
Proceeds from owners’ injection of capital	909,661
Borrowings and payments to related parties, net	599,590
Net cash provided by financing activities	1,509,251

Net decrease of Cash and Cash Equivalents	(14,991)

Effect of foreign currency translation on cash and cash equivalents	(86)

Cash and cash equivalents–beginning of period	31,952

Cash and cash equivalents–end of period	$16,875

Supplementary cash flow information:
Interest received	$54
Interest paid	$-
Income taxes paid	$-

See accompanying notes to financial statements

National Art Exchange Inc.

Notes to Financial Statements

1.	THE COMPANY AND PRINCIPAL BUSINESS ACTIVITIES

National Art Exchange, Inc. (f/k/a Tianhe Union Holdings Limited) (the “Company”) was incorporated in Nevada on May 9, 2014.

Superior Treasure Global Limited (the “STG”) was incorporated in the British Virgin Islands (“BVIs”) on November 17, 2017. STG, through its direct and indirect wholly owned subsidiaries, is in the business of business of auctioning, trading, digitizing, cataloguing and displaying Chinese art work. The STG’s operations are located in the People’s Republic of China (“PRC”).

Treasure Artwork Corporation Limited (“TAC”) was incorporated on December 28, 2017 in the Hong Kong SAR. TAC wholly owns Yuebao Industrial Management Consulting (Guangzhou) Company Limited (“WOFE”) which was established on January 17, 2018 in the PRC.

Guangzhou Cangbao Tianxia Arts Company Limited (“VIE”), which was established on March 28, 2017 in the PRC.

On April 6, 2018, TAC and Ms. Meng Xueqin and Mr. Zhou Yongyin, all the shareholders of VIE, entered into four agreements: 1.) Shareholder Usufruct Transfer Agreement, 2.) Exclusive Management Consultation Service Agreement, 3.) Stock Equity Transfer Priority Agreement, and 4.) Stock Equity Pledge Agreement (collectively the “VIE Agreements”), whereby the TAC has been effectively given full control over the operations and direction of the assets of VIE, and TAC is the primary beneficiary of VIE.

Mr. Meng Qingxi is the sole director and shareholder of the Company; Mr. Meng Qingxi is the nephew of Ms. Meng Xueqin.

Ms. Meng Xueqin and Mr. Zhou Yongyi have entrusted their beneficial ownership interests in VIE to Mr. Meng Qingxi for the purposes of establishing a shareholding structure to gain listing through a reverse merger with a public listed entity; accordingly, these are not fair market value transactions that entail consideration to be transfer from Mr. Meng Qingxi to Ms. Meng Xueqin and Mr. Zhou Yongyi in exchange for entering to the VIE Agreements. The above re-organization transactions have been accounted for as a combination of entities under common control. No goodwill and revaluation of the assets of the companies was recognized.

The Company entered into a share exchange agreement with STG on April 6, 2018, whereby 40,000,000 shares of the Company stock was issued to recipients designated by Mr. Meng Qingxi in exchange for the one outstanding share of STG, which allowed the Company to exercise control over STG and its subsidiaries and the VIE. Mr. Meng Qingxi was the control shareholder of the Company and STG; accordingly, the transaction was accounted for as a combination of entities under common control; goodwill was not recognized, and the assets and liabilities of the entities were combined at their latest reported carrying values to the time of the transaction.

For further details on the Company or STG, refer of the individual financial statements for those entities.

At the time of the issuance of these proforma combined financial statements, the Company and its subsidiaries and VIE had yet to generate revenues and profits or positive cash flows.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The proforma combined financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars. These proforma combined financial statements are prepared on as-if basis using the historical financial statements of the two entities assuming that the combined entity existed from the beginning of the period presented in the results of operations. Actual results may not have been indicative of the proforma results presented herein.

Unaudited interim financial information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending September 30, 2018.

The consolidated balance sheets and certain comparative information as of September 30, 2017 are derived from the audited consolidated financial statements and related notes for the year ended September 30, 2017 (“2017 Annual Financial Statements”), included in the Company’s 2017 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2017 Annual Financial Statements.

Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Foreign currency translation

The accompanying financial statements are presented in United States dollars (“USD”). The functional currency of the Company is the USD. The functional currency of TAC is the Hong Kong dollar (“HKD”). The functional currency of WOFE and VIE is the Renminbi (“RMB”). The financial statements of the Companies subsidiaries have been translated into United States dollars from RMB and HKD at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange Rates	3/31/2018
Year end RMB : US$ exchange rate	6.75676
Average year RMB : US$ exchange rate	6.56168

Year end HKD : US$ exchange rate	7.84821
Average year HKD : US$ exchange rate	7.81728

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangible Assets", goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Equipment	3 - 10 years
Motor vehicles	4 - 5 years
Furniture and fixtures	5 - 10 years

The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

Prepayments for equipment and furniture and fixtures

Amounts recorded as prepayments for equipment and furniture and fixtures are transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. The Company’s begins depreciating those assets when they have transferred to plant and equipment and put into use.

Accounting for the impairment of long-lived assets

The Company annually reviews its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may be the result of becoming obsolete from a change in the industry or new technologies. Impairment is present if carrying amount of an asset is less than its undiscounted cash flows to be generated.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Advertising

All advertising costs are expensed as incurred. The Company incurred $39,193 in advertising expenses during the period from October 1, 2017 to March 31, 2018.

Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to the either expenses as incurred or allocated to inventory as part of overhead.

Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain. The Company has incurred losses since its inception and management is not able to estimate when that Company will generate taxable profits; accordingly, the company has elected to not recognize and deferred tax assets.

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company did not have any potentially dilutive securities outstanding during the period covered in these financial statements.

Financial instruments

The Company’s accounts for financial instruments in accordance to ASC Topic 820, “Fair Value Measurements and Disclosures,” which requires disclosure of the fair value of financial instruments held by the Company and ASC Topic 825, “Financial Instruments,” which defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income includes the foreign currency translation adjustment and unrealized gain or loss.

Recent accounting pronouncements

On January 5, 2016, the FASB issued ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.

On February 25, 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized).

Furthermore, the ASU addresses other concerns related to the current leases model. For example, the ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

Applying judgment and estimating.

●	Managing the complexities of data collection, storage, and maintenance.

●	Enhancing information technology systems to ensure their ability to perform the calculations necessary for compliance with reporting requirements.

●	Refining internal controls and other business processes related to leases.

●	Determining whether debt covenants are likely to be affected and, if so, working with lenders to avoid violations.

●	Addressing any income tax implications.

The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (e.g., calendar periods beginning on January 1, 2019), and interim periods therein.

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

On March 17, 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others.

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard.

On March 30, 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.

The Company is currently assessing the above the accounting pronouncements and their potential impact from their adoption on the financial statements.

4.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to generate revenues through operations and raise additional funds via loans from related parties or raising of funds in the public market. For the six months ended March 31, 2018, the Company reported net loss of $1,560,845. The Company had an accumulated deficit of approximately $1,888,522. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new working capital through the private and public sales of equity or debt securities to investors for cash to fund operations and further expansion. In the event, that the Company is unsuccessful, the combined Company may become insolvent.

3.	PREPAID EXPENSES AND OTHER CURRENT ASSET

	March 31, 2018	September 30, 2017
Security Deposit	$145,081	$313,324

The Company paid a security deposit for the lease of its primary business location. The amount has been carried a current asset as the lease expires within one operating period from the date of the financial position of this report.

5.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
At Cost:
Equipment	$401,331	$2,544

Less: Accumulated depreciation
Equipment	(2,400)	-

	$398,931	$2,544

Depreciation expenses translated at the average exchange rates for the period ended September 30, 2017 was $0 as equipment was placed into service in the middle of September 2017; accordingly, the Company began recording depreciation subsequently in October 2017. The depreciation expense for the six months ended March 31, 2018 was $2,471.

6.	RELATED PARTY TRANSACTIONS

Related parties’ relationships as follows:

Due from related parties:

Mr. Meng owed $16,280 to the Company. The Company advanced funds to Mr. Meng for general corporate purposes, including paying expenses and acquiring capital assets on behalf of the Company in the ordinary course of business. These amounts will be expensed in subsequent period. The Company does not expect any interest income from the related party for holding such advances.

Due to related parties:

Mr. Zhou Yongyi owns a building in Chengdu, PRC, where certain art related to the Company’s business is located. The Company has paid for certain improvements to those premises during the period and subsequently. Mr. Zhou provides the use of this property to the Company at no charge. There is no fixed rental agreement.

The Company owed Ms. Xueqin Meng $408,592 for advances she made to the Company.

7.	LEASE COMMITMENTS

The Company entered into the three operating lease agreements for its offices and showroom located in Guangzhou, PRC. All of the leases will end within one year. The minimum outstanding lease payments outstanding as of March 31, 2018 are detailed in the table below:

Contract	Minimum Lease Payments
01	$311,275
02	14,623
03	19,357
$345,255

The rental security deposit was $145,081 for these three leases.

8.	RISKS

A.	Credit risk

VIE’s bank deposits are with banks located in the PRC. These banks do not carry federal deposit insurance.

B.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

C.	Inflation risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the Company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

9.	SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date, but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company entered into a share exchange agreement as detailed in Note 1 above.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition since the Company’s inception should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this quarterly report. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “possible,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, adverse results of lawsuits against us and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate and speak only as of the date hereof. Management undertakes no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This cautionary statement is applicable to all forward-looking statements contained in this report.

General

National Art Exchange, Inc. (the “Company” or “we”), formerly known as Tianhe Union Holdings Limited and Lissome Trade Corp., was incorporated in the State of Nevada on May 9, 2014. We were formed to engage in the distribution of metal cookware made from stainless steel from China to the markets in Europe and Commonwealth of Independent States (CIS) countries. In connection with a transaction closed on August 28, 2015 resulting in change of control, we appointed a new executive management team and changed our planned business operations. On March 30, 2016, the Company, GLOBAL INTERNATIONAL HOLDINGS LTD. (“BVI1”), a British Virgin Islands corporation, and its wholly owned subsidiary GLOBAL TECHNOLOGY CO., LTD. (“BVI2”), a British Virgin Islands corporation, entered the Share Exchange Agreement, pursuant to which BVI1 (its sole director, who has the voting and dispositive power of the shares of BVI1 is CHOW, Chun Yu Leeds), as the sole shareholder of BVI2, received 50,000,000 newly issued shares of the Company’s common stock (“Common Stock”), constituting approximately 84% of the Company’s Common Stock then outstanding upon the completion of the transactions contemplated under the Share Exchange Agreement, and a convertible note issued that was convertible into 150,000,000 shares of Common Stock upon the Company’s completion of its increase of the authorized shares by September 30, 2016, in exchange for its ownership in BVI2 and its subsidiaries and the control over Avi-Trip formed by the VIE Agreements entered into by and between WFOE and Avi-Trip. BVI2 owned 100% of HUATIAN GLOBAL LIMITED (“HGL”), a Hong Kong corporation, which owned 100% of TIANHE GROUP (HK) LIMITED (“THGL”), a Hong Kong corporation, which owns 100% of JIERUN CONSULTING MANAGEMENT CO., LTD. (“WFOE”) a foreign investment enterprise organized under the laws of the People’s Republic of China (“PRC”), which had entered into various contractual agreements known as variable interest entity (“VIE”) agreements with ANHUI AVI-TRIP TECHNOLOGY CO., LTD. (“Avi-Trip”), a corporation incorporated on October 15, 2014, under the laws of the PRC. The VIE agreements provide WFOE with management control and rights to the profits of Avi-Trip. The VIE agreements included the follwoing: (1) an Exclusive Service Agreement by and between WFOE and Avi-Trip, entitling WOFE to receive substantially all of the economic benefits of Avi-Trip in consideration for services provided by WFOE to Avi-Trip; (2) a Call Option Agreement by and among the shareholders of Avi-Trip, Jie Wei Wei and Han Yanliang, allowing WFOE to acquire all of Avi-Trip’s shares as permitted by PRC law; (3) a Voting Rights Proxy Agreement providing WFOE with the all of the voting rights of Avi-Trip’s shareholders; and (4) an Equity Pledge Agreement pledging the shares in Avi-Trip to WFOE.

BVI1 never instructed the secretary and authorized agent to effectuate a change of registered shareholder of BVI2 from BVI1 being the sole shareholder to the Company being the sole shareholder. Additionally, the Company was unable to exercise control over BVI2, HGL, THGL, WFOE, and Avi-Trip subsequent to the execution of the Share Exchange Agreement. Furthermore, the Company was neither able to secure substantive control over the use and disposition of the assets of BVI2, HGL, THGL, WFOE and Avi-Trip nor exercise control over the accounting and finance department of BVI2, HGL, THGL, WFOE, and Avi-Trip in order to procure relevant financial information for financial reporting purposes; accordingly, the Company was unable to timely file its quarterly reports Form 10-Q for the quarters ended March 31, 2016, September 30, 2016, and December 31, 2016, March 31, 2017 and annual report on Form 10-K for the fiscal year ended September 30, 2016.

As a result of the Company’s inability to exercise control over Avi-Trip, on July 19, 2016, on the recommendation of the Company’s board of directors (the “Board”), a majority of holders of the Company’s Common Stock voted to terminate the VIE agreements between WFOE and Avi-Trip, the termination became effective August 29, 2016. The Company also did not follow the instructions of BVI1’ directors to effectuate the change of ownership of BVI2 from BVI to the Company. In connection with the termination of the VIE agreements, certain shareholders representing 30,722,500 shares of Common Stock, in connection with the share issuance pursuant to the Share Exchange Agreement, agreed to return their shares of Common Stock to the Company for cancellation and convertible note holders also agreed to return their notes to the Company for cancellation. Concurrently, Mr. Yang Jie resigned from his positions as Chairman of the Board, President and Chief Executive Officer of the Company. Ms. WeiWei Jie and Ms. FengYu Yi also resigned as members of the Board, which resignations were made in connection with the Company’s termination of the VIE agreements.

30,722,500 shares of Common Stock and the note convertible into 150 million shares of Common Stock in connection with the Share Exchange Agreement were cancelled. As a result of the termination of the VIE agreements, we became a shell company.

Treasure Artwork Corporation Limited (“TAC”) was incorporated on December 28, 2017 in the Hong Kong SAR. TAC wholly owns Yuebao Industrial Management Consulting (Guangzhou) Company Limited (“WOFE”) which was established on January 17, 2018 in the PRC. Guangzhou Cangbao Tianxia Arts Company Limited (“CBTX”), which was established on March 28, 2017 in the PRC.

On November 28, 2017, we entered into a non-binding letter of intent (the “LOI’) with CBTX, whereby the Company agreed to acquire one hundred percent (100%) of the outstanding capital of Superior Treasure Global, Ltd. (“STG”), a company incorporated in British Virgin Islands in exchange for 40,000,000 shares of the Company’s newly-issued common stock subject to certain adjustment provisions and STG and its subsidiaries control CBTX through a set of VIE agreements.

On January 20, 2018, TAC and Ms. Xueqin Meng and Mr. Yongyi Zhou, the sole shareholders of CBTX, entered into four agreements: 1.) Shareholder Usufruct Transfer Agreement, 2.) Exclusive Management Consultation Service Agreement, 3.) Stock Equity Transfer Priority Agreement, and 4.) Stock Equity Pledge Agreement (collectively the “VIE Agreements”), whereby TAC were effectively given full control over the operations and direction of the assets of CBTX, and TAC was the primary beneficiary of CBTX.

On April 6, 2018, we entered into a share exchange agreement with STG pursuant to which the Company acquired all the outstanding equity of STG and in exchange issued 40,000,000 shares of the Company’s Common Stock to Mr. Yongyi Zhou and Ms. Xueqin Meng. We control CBTX and its operations through the VIE agreements.

The Company and CBTX are developing two business lines, art brokerage and art storage and exhibition services, with the primary business operations in both the state of New York and Guangzhou, a metropolitan city in China.

Private Art Brokerage Service

As a brokerage of art, our primary focus is to assist buyers and sellers to trade their art work. We intend to work with art aficionados and collectors to make the right choices when buying art. In addition to which, we will collaborate with collectors when they decide to sell artworks. In order to help our clients, we follow the Chinese artwork market trends. We plan to provide our clients with exclusive sale and listing agreements which will grant us the exclusive right to sell artworks on behalf of our clients, usually for one year unless specified otherwise. Prior to offering art for sale, we will conduct our due diligence regarding the authentication of the artwork to determine its ownership history and provenance. We are dedicated to Chinese decorative arts such as ceramics, metalwork, hardstone and scholar arts.

Fine Art Storage and Exhibition Services

As part of our business plan, we also plan to provide art storage and exhibition services to our clients. We understand the uniqueness of each artwork and we will try to offer a great level of protection to our clients’ collections when and if the clients request us to maintain and store their art collections. We intend to host small exhibitions in galleries in the future.

We are in the process of developing new customers in China who may use our platform to trade antiques and art and have their collections appraised and authenticated.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Basis of presentation

The proforma combined financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars. These proforma combined financial statements are prepared on as-if basis using the historical financial statements of the two entities assuming that the combined entity existed from the beginning of the period presented in the results of operations. Actual results may not have been indicative of the proforma results presented herein.

Unaudited interim financial information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending September 30, 2018.

The consolidated balance sheets and certain comparative information as of September 30, 2017 are derived from the audited consolidated financial statements and related notes for the year ended September 30, 2017 (“2017 Annual Financial Statements”), included in the Company’s 2017 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2017 Annual Financial Statements.

Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Foreign currency translation

The accompanying financial statements are presented in United States dollars (“USD”). The functional currency of the Company is the USD. The functional currency of TAC is the Hong Kong dollar (“HKD”). The functional currency of WOFE and VIE is the Renminbi (“RMB”). The financial statements of the Companies subsidiaries have been translated into United States dollars from RMB and HKD at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange Rates	3/31/2018
Year end RMB : US$ exchange rate	6.75676
Average year RMB : US$ exchange rate	6.56168

Year end HKD : US$ exchange rate	7.84821
Average year HKD : US$ exchange rate	7.81728

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangible Assets", goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Equipment	3 - 10 years
Motor vehicles	4 - 5 years
Furniture and fixtures	5 - 10 years

The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

Prepayments for equipment and furniture and fixtures

Amounts recorded as prepayments for equipment and furniture and fixtures are transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. The Company’s begins depreciating those assets when they have transferred to plant and equipment and put into use.

Accounting for the impairment of long-lived assets

The Company annually reviews its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may be the result of becoming obsolete from a change in the industry or new technologies. Impairment is present if carrying amount of an asset is less than its undiscounted cash flows to be generated.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Advertising

All advertising costs are expensed as incurred. The Company incurred $39,193 in advertising expenses during the period from October 1, 2017 to March 31, 2018.

Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to the either expenses as incurred or allocated to inventory as part of overhead.

Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain. The Company has incurred losses since its inception and management is not able to estimate when that Company will generate taxable profits; accordingly, the company has elected to not recognize and deferred tax assets.

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

Financial instruments

The Company’s accounts for financial instruments in accordance to ASC Topic 820, “Fair Value Measurements and Disclosures,” which requires disclosure of the fair value of financial instruments held by the Company and ASC Topic 825, “Financial Instruments,” which defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income includes the foreign currency translation adjustment and unrealized gain or loss.

RESULTS OF OPERATIONS

Three Months ended March 31, 2018

Revenue

We did not generate any revenue for the three months ended March 31, 2018.

Expenses

During the three month period ended March 31, 2018, we incurred general and administrative expenses in an amount of $645,174. General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting expenses.

Net Income

Our net loss for the three months ended March 31, 2018 was $964,914.

Six Months ended March 31, 2018

Revenue

We did not generate any revenue for the six months ended March 31, 2018.

Expenses

General and administrative and professional fee expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting expenses and professional fees. For the six months ended March 31, 2018 the general and administrative expenses was $804,592.

Net Income

Our net loss for the six months ended March 31, 2018 was $1,560,845.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, our total assets were $658,963 and our current liabilities were $572,422.

As of March 31, 2018, the Company had an accumulated deficit of approximately $1,888,522 and stockholders’ equity was $86,541.

Future Financings

We will continue to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities, or if we are able, there is no guarantee that existing shareholders will not be substantially diluted.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

On January 5, 2016, the FASB issued ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.

On February 25, 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized).

Furthermore, the ASU addresses other concerns related to the current leases model. For example, the ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

Applying judgment and estimating.

●	Managing the complexities of data collection, storage, and maintenance.

●	Enhancing information technology systems to ensure their ability to perform the calculations necessary for compliance with reporting requirements.

●	Refining internal controls and other business processes related to leases.

●	Determining whether debt covenants are likely to be affected and, if so, working with lenders to avoid violations.

●	Addressing any income tax implications.

The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (e.g., calendar periods beginning on January 1, 2019), and interim periods therein.

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

On March 17, 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others.

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard.

On March 30, 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.

The Company is currently assessing the above the accounting pronouncements and their potential impact from their adoption on the financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures

a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended March 31, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of March 31, 2018, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 21, 2018	By:	/s/ Qingxi Meng
Qingxi Meng
President, Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)

Date: May 21, 2018	By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer (principal financial officer and principal accounting officer)

